Form 10-Q
period 1998-03-31
ISS GROUP INC
filed 1998-05-15
CIK 1053148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       March 31, 1998
                                        ---------------------------

                                       OR

[ ] TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                         --------------------    ------------

                  Commission File Number
                                             ----------------

                                 ISS GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                              58-2362189
    -----------------------------                           -------------------
    (State or jurisdiction of                               (I.R.S. Employer
    incorporation or organization)                          Identification No.)


6600 PEACHTREE-DUNWOODY ROAD, 300 EMBASSY ROW, SUITE 500, ATLANTA, GEORGIA 30328
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone umber, including area code (678) 443-6000
                                                          --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                               -----      -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                  Number of Shares Outstanding
         Title of each class                           as of May 1, 1998
--------------------------------------            ----------------------------
   Common Stock, $0.001 par value                         16,861,178

                                 ISS GROUP, INC.

                                      INDEX

                                                                                        PAGE
PART I.           FINANCIAL INFORMATION                                                 NUMBER
                                                                                        ------
Item 1   Consolidated Financial Statements:

         Consolidated Statements of Operations for the
         Three months ended March 31, 1998 and 1997..................................... 3

         Consolidated Balance Sheets at March 31, 1998 and
         December 31, 1997.............................................................. 4

         Consolidated Statements of Cash Flows for the three
         Months ended March 31, 1998 and 1997........................................... 5

         Notes to Consolidated Financial Statements..................................... 6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................. 9

PART II. OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds..................................... 13

Item 4   Submission of Matter to a Vote of Securities Holders.......................... 15

Item 6   Exhibits and Reports on Form 8-K.............................................. 16

                        ISS GROUP, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Three months ended
                                                                       March 31
                                                            -------------------------------
                                                                 1998              1997
Revenues:
   Licenses                                                 $  4,875,000       $  1,872,000
   Support services                                            1,198,000            353,000
                                                            ------------       ------------
                                                               6,073,000          2,225,000

Costs and expenses:
   Cost of revenues                                              513,000             87,000
   Research and development                                    1,636,000            493,000
   Sales and marketing                                         4,648,000          1,754,000
   General and administrative                                    981,000            320,000
                                                            ------------       ------------
                                                               7,778,000          2,654,000
                                                            ------------       ------------
Operating loss                                                (1,705,000)          (429,000)
Interest income, net                                              66,000             35,000
                                                            ------------       ------------
Net loss                                                    $ (1,639,000)      $   (394,000)
                                                            ============       ============
Basic and diluted net loss per share of Common Stock        $      (0.19)      $      (0.05)
                                                            ============       ============
Weighted average number of shares used in calculating
 basic and diluted net loss per share of Common Stock          8,741,000          7,902,000
                                                            ============       ============

Pro forma net loss per share of Common Stock                $      (0.12)      $      (0.03)
                                                            ============       ============

Weighted average number of shares used in
 calculating pro forma net loss per share of Common
 Stock                                                        13,968,000         12,595,000
                                                            ============       ============


See notes to consolidated financial statements.

                        ISS GROUP, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                        MARCH 31, 1998    December 31, 1997
                                                                        --------------    -----------------
Current assets:
  Cash and cash equivalents                                              $ 64,184,000       $  3,929,000
  Accounts receivable, less allowance for doubtful
   accounts of $292,000 and $255,000, respectively                          5,413,000          4,038,000
  Other current assets                                                        644,000            281,000
                                                                         ------------       ------------
     Total current assets                                                  70,241,000          8,248,000
Property and equipment:
  Computer equipment                                                        2,168,000          1,688,000
  Office furniture and equipment                                              285,000            268,000
  Leasehold improvements                                                       15,000             15,000
                                                                         ------------       ------------
                                                                            2,468,000          1,971,000
  Less accumulated depreciation                                               572,000            402,000
                                                                         ------------       ------------
                                                                            1,896,000          1,569,000
Other assets                                                                  158,000             49,000
                                                                         ------------       ------------
    Total assets                                                         $ 72,295,000       $  9,866,000
                                                                         ============       ============
Current liabilities:
  Accounts payable                                                       $  1,452,000       $  2,002,000
  Accrued expenses                                                          2,784,000          1,798,000
  Deferred revenues                                                         3,976,000          2,106,000
  Current portion of long term debt                                            70,000             70,000
                                                                         ------------       ------------
     Total current liabilities                                              8,282,000          5,976,000
Non-current liabilities                                                        17,000                  -
Long term debt                                                                 47,000             70,000
Commitments and contingencies                                                       -                  -
Redeemable, Convertible Preferred Stock (5,737,000
  shares authorized):
Series A; $.001 par value; none issued or outstanding and 3,650,000
   issued and outstanding; (liquidation preference $1 per share)                    -          3,621,000
Series B; $.001 par value; none issued or outstanding and
   2,087,000 issued and outstanding (liquidation preference
   $2.53 per share)                                                                 -          5,257,000
Stockholders' equity (deficit):
  Common stock, $.001 par value, 50,000,000 shares authorized,
   16,862,000 and 7,921,000 issued and outstanding                             17,000              8,000
  Additional paid-in capital                                               72,085,000            695,000
  Deferred compensation                                                    (1,317,000)          (571,000)
  Cumulative adjustment for currency revaluation                               (7,000)                 -
  Accumulated deficit                                                      (6,829,000)        (5,190,000)
                                                                         ------------       ------------
     Total stockholders' equity (deficit)                                  63,949,000         (5,058,000)
     Total liabilities and stockholders' equity                          $ 72,295,000       $  9,866,000
                                                                         ------------       ------------


See notes to consolidated financial statements.

                        ISS GROUP, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three Months ended
                                                                   March 31,
                                                      ----------------------------------
                                                           1998               1997
                                                      ----------------------------------
OPERATING ACTIVITIES
Net loss                                              $ (1,639,000)      $   (395,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             171,000             38,000
  Deferred compensation expense                             65,000                  -
  Deferred rent                                             17,000                  -
  Changes in assets and liabilities:
    Accounts receivable                                 (1,375,000)          (635,000)
    Prepaid expenses and other assets                     (472,000)           (91,000)
    Accounts payable and accrued expenses                  437,000            368,000
    Deferred revenues                                    1,870,000            578,000
                                                      -------------------------------
Net cash used in operating activities                     (926,000)          (137,000)

INVESTING ACTIVITIES
Purchases of property and equipment                       (498,000)          (115,000)
                                                      -------------------------------
Net cash used in investing activities                     (498,000)          (115,000)

FINANCING ACTIVITIES
Payments on long term debt                                 (23,000)           (17,000)
Net proceeds from Redeemable, Convertible
  Preferred Stock issuance                                       -          5,280,000
Proceeds from exercise of stock options                    162,000                  -
Net proceeds from initial public offering               61,547,000                  -
                                                      -------------------------------
Net cash provided by financing activities               61,686,000          5,263,000

Foreign currency impact on cash                             (7,000)                 -
                                                      -------------------------------
Net increase in cash and cash equivalents               60,255,000          5,011,000
Cash and cash equivalents at beginning of period         3,929,000          2,007,000
                                                      -------------------------------
Cash and cash equivalents at end of period            $ 64,184,000       $  7,018,000
                                                      ===============================

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                         $      4,000       $      5,000
                                                      ===============================

See notes to consolidated financial statements.

                                 ISS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

         The accompanying consolidated financial statements of ISS Group, Inc. ("ISS" or "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997. Significant accounting policies disclosed therein have not changed.

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1998 and the consolidated results of its operations and cash flows for the three months ended March 31, 1998 and 1997. Results of operation reported for interim periods are not necessarily indicative of results for the entire year.

         The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

         The Company's business is focused on maintaining the latest security threat and vulnerability checks within existing products and creating new products and services that are consistent with the Company's goal of providing an adaptive security management approach to network security. This approach entails continuous security risk monitoring and response to develop an active and informed network security policy.

2.       Initial Public Offering

         On March 23, 1998, ISS completed an initial public offering of its Common Stock ("the IPO"). The Company's shares are sold on the National Market of the Nasdaq Stock Market under the ticker symbol ISSX. A total of 3,450,000 shares were issued including 3,070,000 newly issued shares by the Company and 380,000 outstanding shares sold by existing stockholders. The Company did not receive any of the proceeds from the sale of stock by the selling stockholders. The shares were sold to the underwriting group in the IPO at a price of $22.00 per share which, after underwriters' discount of $4,728,000 and offering expenses of $1,265,000, resulted in net proceeds to ISS of $61,547,000. The proceeds of the initial public offering, along with other available cash, were invested at March 31, 1998 in an overnight money market account.

         Under the conversion feature of the Company's Redeemable, Convertible Preferred Stock, all of the outstanding shares of preferred stock were automatically converted into an aggregate 5,737,000 shares of Common Stock upon the closing of the IPO.

         Additionally, the Company's repurchase rights with respect to 4,586,000 shares that were originally issued to the Company's founder in 1994 in exchange for the assignment of technology previously developed and distributed by the founder as shareware expired as a result of the IPO.

3.       Stock Option Plans

         During the fourth quarter of 1997 and the first quarter of 1998, the Company recorded deferred compensation related to stock option grants that were made in December 1997 and in January and February 1998. The amount was determined by comparing the exercise price

                                ISS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         of the stock options to the fair value of the Common Stock on the dates of grant. The fair value for December grants was established based on the estimated price range for the IPO as set forth in the Company's Registration Statement on Form S-1 that was filed with the Securities and Exchange Commission on January 20, 1998. The fair value for January and February 1998 grants was determined to be $20 based on the final estimated pricing range contained in the Company's March 1998 pre-effective amendment to its Registration Statement for the IPO.

         No deferred compensation was recorded for options granted in March 1998 covering 474,000 shares at an exercise price of $20 to $22 per share. The Company believes that these exercise prices were equal to fair value because these prices are within the final estimated pricing range contained in the Company's pre-effective March 1998 amendment to its Registration Statement for the IPO.

         Deferred compensation of $811,000 in the first quarter of 1998 and $571,000 in the fourth quarter of 1997 has been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The amounts are being amortized over the four year vesting period of the related stock options and the quarter ended March 31, 1998 included $65,000 of compensation expense related to such amortization.

4.       Loss per share

         Basic and diluted historical net loss per share was computed by dividing net loss plus accretion of the Series A and Series B Redeemable, Convertible Preferred Stock by the weighted average number of shares of Common Stock. Common Stock equivalents were antidilutive and therefore were not included in the computation of weighted average shares used in computing diluted loss per share.

         Pro forma loss per share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding plus the conversion of the Redeemable Convertible Preferred Stock into 5,737,000 shares of Common Stock as of the later of (i) the beginning of each period reported or (ii) the date of issuance of such preferred stock, instead of when such shares of preferred stock automatically converted into Common Stock on March 27, 1998.

         The following table sets forth the computation of basic, diluted and unaudited pro forma net loss per share for the three months ended March 31:

                                ISS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                            1998                  1997
                                                                            ----                  ----
      Numerator:
            Net loss                                                  $   (1,639,000)      $       (395,000)
            Accretion of Series A and Series B Redeemable
               Convertible Preferred Stock                                         -                 (2,000)
                                                                    ------------------    -------------------
                                                                      $   (1,639,000)      $       (397,000)

      Denominator:
            Denominator for basic and diluted net loss per
               Share - weighted average shares                              8,741,000              7,902,000
            Redeemable, Convertible Preferred Stock                         5,227,000              4,693,000
                                                                    ------------------    -------------------
            Weighted average shares for pro forma net
              loss per share                                               13,968,000             12,595,000


      Basic net loss per share                                        $        (0.19)      $          (0.05)
      Diluted net loss per share                                      $        (0.19)      $          (0.05)
      Pro forma net loss per share                                    $        (0.12)      $          (0.03)

5.    Commitments

      In the first quarter of 1998, ISS entered into a noncancellable operating lease for new headquarters and research and development facilities in Atlanta, Georgia. The lease expires in June 2002 and provides for minimum annual lease payments of approximately $842,000.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors included under Exhibit 99 at the end of this Quarterly Report on Form 10-Q, as well as the risk factors identified in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission ("the Commission") and available at the Commission's Web site at www.sec.gov.

OVERVIEW

Internet Security Systems is the leading provider of network security monitoring, detection and response software that protects the security and integrity of enterprise information systems, according to market share reports by The Aberdeen Group and The Gartner Group issued in 1998. The Company's products rely on an innovative Adaptive Security Management ("ASM") approach to network security which entails continuous security risk monitoring and responses to develop an active and informed network security policy.

The Company continues to generate a substantial portion of its revenues from the license and related maintenance of its SAFEsuite products. The Company has also derived a small portion of its revenues from responses to customer requests for training and implementation services, typically billed on a time and materials basis, to assist in the successful deployment of its products within customer networks, development of customers' security policies and assessment of security policy decisions. The Company believes that each of its current products and products in development, together with professional services, will represent important revenue sources in the future.

The market for the Company's products has recently emerged and studies indicate that substantial growth may occur in this market. The ability of the Company to sustain a leading position in its market is critical to its long-term success. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks or difficulties or that ISS will achieve profitability in the future. See the risk factors included as Exhibit 99 to this Quarterly Report on Form 10-Q

RESULTS OF OPERATIONS

The following table sets forth certain consolidated historical operating information for the Company, as a percentage of total revenues, for the three months ended March 31.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)

                                                                      1998                  1997
                                                                      ----                  ----
Licenses                                                                   80.3%                  84.1%
Support services                                                           19.7%                  15.9%
                                                                ---------------      -----------------
   Total revenues                                                         100.0%                 100.0%
                                                                ---------------      -----------------

Costs of revenues                                                           8.5%                   3.9%
Research and development                                                   26.9%                  22.2%
Sales and marketing                                                        76.5%                  78.8%
General and administrative                                                 16.2%                  14.4%
                                                                ---------------      -----------------
   Total costs and expenses                                               128.1%                 119.3%
                                                                ---------------      -----------------

Operating loss                                                           (28.1)%                 (19.3)%
Interest income, net                                                        1.1%                   1.6%
                                                                ===============      =================
Net loss                                                                 (27.0)%                 (17.7)%
                                                                ===============      =================


References to 1998 and 1997 in the following discussion, unless otherwise indicated, refer to the three month periods ended March 31, 1998 and 1997.

REVENUES

The Company's revenues increased 173% from $2,225,000 in 1997 to $6,073,000 in 1998. During these periods, perpetual license revenues were the primary source of revenue generation, but decreased from 84% of total revenues in 1997 to 80% in 1998. The 1998 license revenues include a large sale of over $1 million to a customer in the government market. Internet Scanner continued to be the majority source of license revenues, but decreased from 93% of license revenues in 1997 to 76% in 1998 due to the growth of the Company's more recent product offerings, System Security Scanner and RealSecure.

Support services, consisting of maintenance, annual contracts for product usage and support and professional services, accounted for the remaining 20% and 16% of total revenues in 1998 and 1997, respectively. Maintenance is the majority component of this category, but all three components increased as a percentage of revenues from 1997 to 1998.

Geographically, the majority of the Company's revenues were from sales to customers within North America; however, international operations continued to be a significant contributor to revenues as revenues from customers outside of North America increased from 12% of revenues in 1997 to 19% in 1998.

COSTS AND EXPENSES

Costs of revenues include packaging and distribution costs for the Company's software products which, since the Company uses the Internet to provide product updates and keys necessary to activate a customer's software, is a minor cost. The category also includes the costs related to the Company's professional services offerings, which were provided by a dedicated employee group. During 1998, expenses included the recruitment and compensation of a professional services management team, including a Vice President of Services, Director of Operations and Director of Training. As a result of this increase in management and other personnel in anticipation of

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)


significant expansion in the Company's professional services operations, gross margin decreased from 96% in 1997 to 92% in 1998.

Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, depreciation on computer equipment and support services used in product and technology development. This includes the "X-Force", a team composed of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. ISS continued to increase these expenditures as it perceives primary research and product development as essential ingredients for retaining its leadership position in its market. Accordingly, research and development expenses increased from $493,000, or 22% of revenues, in 1997 to $1,636,000, or 27% of revenues, in 1998. This increase included the hiring of additional personnel in Atlanta and the establishment of a development team in Mountain View, California in 1998.

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of the ISS Web site, trade show expenses, personnel recruiting costs and costs of marketing materials. Sales and marketing expenses increased from $1,754,000 in 1997, or 79% of revenues, to $4,648,000 in 1998, or 77% of revenues. Personnel head counts increased both domestically and internationally, including both the Europe and Asia/Pacific regions. The Company hired sales and marketing personnel throughout 1997 in all three theatres of operation and accelerated its hiring pace in 1998.

General and administrative expenses increased to $981,000 in 1998 from $320,000 in 1997. Such expenses included salaries and other personnel-related costs for the Company's executive, administrative, finance and human resources personnel, support services and professional services fees. The Company has begun implementing upgrades to its internal financial reporting systems and expects to continue these efforts to enhance management's ability to obtain and analyze information about its domestic and international operations. In addition, ISS incurred approximately $150,000 of expense in 1998 in connection with the Company's relocation of its headquarters and research and development facilities to a new Atlanta location.

No provision for federal, state or foreign income taxes has been recorded because the Company had a net loss for the 1997 and 1998 periods. The Company has not recognized any benefit from the future use of loss carryforwards for these period or other periods since inception because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such benefits currently.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operations in the first quarter of 1998 of $926,000 was the result of the net loss of ISS in the period, partially offset by a decrease in working capital. Although there was a growth in accounts receivable of $1,375,000 in 1998 commensurate with the growth of the Company's business, this was more than offset by an increase of $1,870,000 in the deferred revenue liability account balance. The increase in deferred revenue was due to growth in annual maintenance contracts, the upfront billing of multi-year maintenance arrangements with certain customers, growth in term licenses and the deferral of revenue for certain perpetual licenses billed in 1998.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)


Cash provided by financing activities of $61,686,000 was primarily the result of the initial public offering of the Company's Common Stock that was consummated in March 1998. These proceeds have been invested in overnight investments at March 31, 1998. The Company anticipates diversifying these investments during the second quarter of 1998 into several short-term, interest bearing instruments with various debtors carrying investment grade commercial paper or debt ratings. Additionally, upon consummation of the initial public offering, all shares of the Company's Convertible, Redeemable Preferred Stock automatically converted into shares of ISS Common Stock, removing the possibility of any redemption requirements in the future.

As of March 31, 1998, the Company had $64,184,000 of cash and cash equivalents. The Company believes that these investments will be sufficient to fund its anticipated operating losses and to meet its working capital needs and capital expenditures for the foreseeable future. Although the Company has not identified any specific businesses, products or technologies that it may acquire, nor are there any current agreements or negotiations with respect to any such transactions, the Company from time to time evaluates such opportunities, In the event ISS determines to pursue such opportunities, it may use its available cash and cash equivalents. Pending such uses, cash will continue to be invested in short-term, investment grade, interest-bearing investments.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(b)      Changes in Securities.

         Under the terms of the Company's Certificate of Incorporation, all of the outstanding preferred stock of the Company was automatically converted, on a one-for-one basis, into shares of Common Stock upon the closing of the initial public offering on March 27, 1998.

(d)      Use of Proceeds.

         (1) On March 23, 1998 the Company's Registration Statement on Form S-1, SEC Registration No. 333-44529 (the "IPO Registration Statement"), was declared effective by oral order of the SEC.

         (2) The offering pursuant to the IPO Registration Statement was commenced on March 24, 1998.

(3)               (i)    The offer terminated after the sale of all securities
                         to be registered under the IPO Registration Statement.

                  (ii) The managing underwriters of the offering were Goldman, Sachs & Co., BancAmerica Robertson Stephens, UBS Securities LLC and Wessels, Arnold & Henderson, L.L.C.

                  (iii) The Company's Common Stock was sold in the offering pursuant to the IPO Registration Statement.

                  (iv) The number of shares of Common Stock registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold to date relating to the IPO Registration Statement are indicated in the table below:

                                          Shares          Aggregate       Amount         Aggregate Price
                  Offeror                 Registered      Price           Sold           of Shares Sold
                  --------------------------------------------------------------------------------------
                  Company                  3,070,000       $67,540,000     3,070,000      $67,540,000
                  H. Keith Cooley             20,000       $   440,000        20,000      $   440,000
                  Christopher W. Klaus       125,000       $ 2,750,000       125,000      $ 2,750,000
                  Glenn M. McGonnigle         15,000       $   330,000        15,000      $   330,000
                  Thomas E. Noonan           150,000       $ 3,300,000       150,000        3,300,000
                  Kevin J. O'Connor           70,000       $ 1,540,000        70,000      $ 1,540,000

                  (v) From March 23, 1998 through March 31, 1998, the Company incurred the following expenses in connection with the issuance and distribution of the securities registered pursuant to the IPO Registration Statement, none of which constituted direct or indirect payments to directors, officers or general partners of the Company (other expenses represent a reasonable estimate of actual costs incurred):

                       Underwriting discounts and commissions             $4,727,800
                       Finders fees                                                0
                       Expenses paid to or for Underwriters                        0
                       Other expenses                                      1,265,000
                                                                          ----------
                                  TOTAL EXPENSES                          $5,992,800

                  (vi) The net proceeds to the Company of the offering pursuant to the IPO Registration Statement, after deducting the expenses listed in (v) above are $61,547,200.

                  (vii)  From March 23, 1998 through March 31, 1998, the
                         Company has applied the following amounts of its net proceeds from the offering pursuant to the IPO
                         Registration Statement, none of which constituted direct or indirect payments to the Company's affiliates, 10% stockholders, directors, officers or general partners or their associates, direct or indirect payments to others:

                         Construction of plant, building and facilities             $         0
                         Purchase and installation of machinery and equipment       $         0
                         Purchases of real estate                                   $         0
                         Acquisitions of other business(es)                         $         0
                         Repayment of indebtedness                                  $         0
                         Working capital                                            $         0
                         Temporary investments (specified below)                    $61,547,200
                         Other uses of at least $100,000 (specified below)          $         0

Temporary investments consist of money market accounts available on a daily basis.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its Annual Meeting of Stockholders on March 31, 1998. Two matters were voted upon and approved at the meeting.

Proposal 1                          Election of Directors
----------------                    -------------------------------------------
The reelection of the directors, Thomas E. Noonan, Christopher W. Klaus, Richard
S. Bodman, Robert E. Davoli, Kevin J. O'Connor and David N. Strohm, was voted on at the annual meeting.

The results of the voting were as follows:

                FOR                    AGAINST OR ABSTAIN
             13,369,278                         0

Proposal 2                          Election of Directors
-----------------                   -------------------------------------------

Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 1998.

The results of the voting were as follows:

                FOR                    AGAINST OR ABSTAIN
             13,369,278                        0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits
         --------
         3.1*     Certificate of Incorporation
         3.2*     Bylaws
         4.1*     Specimen Common Stock Certificate
         4.2*     See Exhibits 3.1 and 3.2 for provisions of the Certificate of
                  Incorporation and Bylaws defining the rights of holders of
                  Common Stock
         10.1*    Restated 1995 Stock Incentive Plan
         10.2*    Directed Shares Agreement
         10.3*    Internet Security Systems, Inc. Amended and Restated Rights
                  Agreement
         10.4*    Stock Exchange Agreement
         10.5*    Amended and Restated Agreement Regarding Acceleration of
                  Vesting of Future Optionees
         10.6*    Forms of Non-Employee Director Compensation Agreement, Notice
                  of Stock Options Grant and Stock Option Agreement
         10.7*    Sublease for Atlanta facilities
         10.8*    Form of Indemnification Agreement for directors and certain officers
         10.9*    Series B Preferred Stock Purchase Agreement
         10.10*   Amended and Restated Right of First Refusal and Co-Sale
                  Agreement
         27.1     Financial Data Schedule (for SEC used only)
         99       Private Securities Litigation reform Act of 1995 Safe-Harbor
                  Compliance Statement for Forward-Looking Statements



----------------------
* Exhibit previously filed with the SEC as an exhibit to the Company's IPO Registration Statement, and incorporated herein by this reference. The number of the exhibit above corresponds to the number of the exhibit in the IPO Registration Statement.


(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during this reporting period.

                                 ISS GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ISS GROUP, INC.
                                    ----------------
                                      (Registrant)



Date:      May 15, 1998        By   /s/ Richard Macchia
      --------------------          -------------------
                                    Chief Financial Officer and
                                    Principal Financial and Accounting Officer


                                      -17