Form 10-Q
period 1998-06-30
ISS GROUP INC
filed 1998-08-14
CIK 1053148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 1998
                                        --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                       --------------  --------------

                             Commission File Number
                                                   --------------

                                 ISS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   58-2362189
    ------------------------------                   ---------------------
    (State or jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                    Identification No.)


6600 PEACHTREE-DUNWOODY ROAD, 300 EMBASSY ROW, SUITE 500, ATLANTA, GEORGIA 30328
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


    Registrant's telephone number, including area code (678) 443-6000
                                                       --------------

                                 NOT APPLICABLE
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
         Title of each class                         as of August 10, 1998
 ------------------------------------         ---------------------------------
    Common Stock, $0.001 par value                        16,876,438


                                                                                         PAGE
PART I.           FINANCIAL INFORMATION                                                  NUMBER
                                                                                         ------
Item 1   Consolidated Financial Statements:

         Consolidated Statements of Operations for the Three Months
         and Six Months ended June 30, 1998 and June 30, 1997................................3

         Consolidated Balance Sheets at June 30, 1998 and
         December 31, 1997...................................................................4

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 1998 and 1997.................................................5

         Notes to Consolidated Financial Statements..........................................6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................................10

PART II.          OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds..........................................14

Item 6   Exhibits and Reports on Form 10-Q..................................................14

                        ISS GROUP, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                                            Three months ended         Six months ended
                                                                   June 30,                 June 30,
                                                           ---------------------     --------------------
                                                              1998         1997         1998        1997
Revenues:
     Licenses                                              $  5,559     $  2,150     $ 10,434       4,022
     Support services                                         1,772          521        2,970         874
                                                           --------     --------     --------      ------
                                                              7,331        2,671       13,404       4,896
Costs and expenses:
     Cost of revenues                                           892          137        1,405         224
     Research and development                                 1,832          569        3,468       1,062
     Sales and marketing                                      5,431        2,342       10,079       4,096
     General and administrative                               1,100          301        2,081         621
                                                           --------     --------     --------      ------
                                                              9,255        3,349       17,033       6,003
                                                           --------     --------     --------      ------
Operating loss                                               (1,924)        (678)      (3,629)     (1,107)
Interest income, net                                            841           68          907         103
                                                           --------     --------     --------      ------
Net loss                                                   $ (1,083)    $   (610)    $ (2,722)     (1,004)
                                                           ========     ========     ========     =======

Basic and diluted net loss per share of Common Stock       $  (0.06)    $  (0.08)    $  (0.21)      (0.13)
                                                           ========     ========     ========     =======
Weighted average number of shares used in calculating
   basic and diluted net loss per share of Common Stock      16,865        7,902       12,803       7,902
                                                           ========     ========     ========     =======

Unaudited pro forma net loss per share of Common Stock                  $  (0.04)    $  (0.18)      (0.08)
                                                                        ========     ========     =======
Unaudited weighted average number of shares used in
   calculating pro forma net loss per share of Common
   Stock                                                                  13,639       15,417      13,117
                                                                        ========     ========     =======


See notes to consolidated financial statements.

                        ISS GROUP, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                (in thousands, except share and per share data)



                                                                            June 30, 1998    December 31, 1997
                                                                            --------------   -----------------
                                                                             (Unaudited)         (Audited)
         Current assets:
             Cash and cash equivalents                                      $      59,935      $       3,929
             Accounts receivable, less allowance for doubtful
                accounts of $257,000 and $255,000, respectively                     7,318              4,038
             Other current assets                                                     677                281
                                                                            -------------      -------------
                  Total current assets                                             67,930              8,248

         Property and equipment:
             Computer equipment                                                     2,952              1,688
             Office furniture and equipment                                           614                268
             Leasehold improvements                                                   175                 15
                                                                            -------------      -------------
                                                                                    3,741              1,971
             less accumulated depreciation                                            860                402
                                                                            -------------      -------------
                                                                                    2,881              1,569

         Other assets                                                                 156                 49
                                                                            -------------      -------------
                  Total assets                                              $      70,967      $       9,866
                                                                            =============      =============



         Current liabilities:
             Accounts payable                                               $       1,122      $       2,002
             Accrued expenses                                                       2,175              1,798
             Deferred revenues                                                      4,338              2,106
             Current portion of long term debt                                          -                 70
                                                                            -------------      -------------
                  Total current liabilities                                         7,635              5,976

         Non current liabilities                                                      141                  -
         Long term debt                                                                 -                 70

         Redeemable, Convertible Preferred Stock (5,737,000
             shares authorized):
         Series A; $.001 par value; none issued or outstanding and
               3,650,000 issued and outstanding; (liquidation preference
               $1 per share)                                                            -              3,621
         Series B; $.001 par value; none issued or outstanding and
               2,087,000 issued and outstanding (liquidation preference
               $2.53 per share)                                                         -              5,257
         Stockholders' equity (deficit):
             Common stock, $.001 par value, 50,000,000 shares
               authorized, 16,862,000 and 7,921,000 issued and
               outstanding, respectively                                               17                  8
             Additional paid-in capital                                            72,103                695
             Deferred compensation                                                 (1,022)              (571)
             Cumulative adjustment for currency revaluation                             5                  -
             Accumulated deficit                                                   (7,912)            (5,190)
                                                                            -------------      -------------
                  Total stockholders' equity (deficit)                             63,191             (5,058)

                  Total liabilities and stockholders' equity:               $      70,967      $       9,866
                                                                            ==============     ==============


See notes to consolidated financial statements.

                        ISS GROUP, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                  For the Six Months ended
                                                           June 30,
                                                    -----------------------
                                                    1998               1997
OPERATING ACTIVITIES
Net loss                                            $ (2,722)       $(1,004)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                          458            100
   Deferred compensation expense                         360              -
   Deferred rent                                         141              -
   Changes in assets and liabilities:
     Accounts receivable                              (3,280)        (1,314)
     Prepaid expenses and other assets                  (503)          (159)
     Accounts payable and accrued expenses              (501)           855
     Deferred revenues                                 2,232          1,072
                                                    ------------------------
Net cash used in operating activities                 (3,815)          (450)

INVESTING ACTIVITIES
Purchases of property and equipment                   (1,770)          (498)
                                                    -----------------------
Net cash used in investing activities                 (1,770)          (498)

FINANCING ACTIVITIES
Payments on long term debt                              (140)           (35)
Net proceeds from Redeemable, Convertible
     Preferred Stock issuance                              -          5,253
Proceeds from exercise of stock options                  179              -
Net proceeds from initial public offering             61,547              -
                                                    -----------------------
Net cash provided by financing activities             61,586          5,218

Foreign currency impact on cash                            5              -
                                                    -----------------------
Net increase in cash and cash equivalents             56,006          4,270
Cash and cash equivalents at beginning of period       3,929          2,007
                                                    -----------------------
Cash and cash equivalents at end of period          $ 59,935        $ 6,277
                                                    =======================
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                       $      8        $     5
                                                    =======================


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

      The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1998 and the consolidated results of its operations and cash flows for the six months ended June 30, 1998 and 1997. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

2.    Initial Public Offering

      On March 23, 1998, ISS completed an initial public offering of its Common Stock ("the IPO"). The Company's shares are traded on the National Market of the Nasdaq Stock Market under the ticker symbol "ISSX". A total of 3,450,000 shares were sold in the IPO, including 3,070,000 newly issued shares by the Company and 380,000 outstanding shares sold by existing stockholders. The Company did not receive any of the proceeds from the sale of stock by the selling stockholders. The shares were sold to the underwriting group in the IPO at a price of $22.00 per share which, after underwriters' discount of $4,728,000 and offering expenses of $1,265,000, resulted in net proceeds to ISS of $61,547,000. The proceeds of the IPO have been used for general corporate purposes and at June 30, 1998 are invested in short term interest-bearing investments.

      Under the conversion feature of the Company's previously outstanding Redeemable, Convertible Preferred Stock, all of the outstanding shares of preferred stock were automatically converted into an aggregate of 5,737,000 shares of Common Stock upon the closing of the IPO.

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

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

3.    Stock Option Plans

      During the fourth quarter of 1997 and the first quarter of 1998, the Company recorded deferred compensation related to stock option grants that were made in December 1997 and in January and February 1998. The amount was determined by comparing the exercise price of the stock options to the fair value of the Common Stock on the respective dates of grant. The fair value for December grants was established based on the estimated price range for the IPO as set forth in the initial filing of the Company's Registration Statement on Form S-1 that was filed with the Securities and Exchange Commission (the "Commission") on January 20, 1998. The fair value for January and February 1998 grants was determined to be $20 based on the final estimated price range contained in the Company's March 1998 pre-effective amendment to its Registration Statement for the IPO.

      Deferred compensation of $811,000 in the first quarter of 1998 and $571,000 in the fourth quarter of 1997 has been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The amounts are being charged to operations proportionately over the four year vesting period of the related stock options. The statements of operations for the three months and six months ended June 30, 1998 included $295,000 and $360,000, respectively, of compensation expense related to such amortization.

4.    Loss per share

      Basic and diluted historical net loss per share was computed by dividing net loss plus accretion of the Series A and Series B Redeemable, Convertible Preferred Stock by the weighted average number of shares of Common Stock outstanding. Common Stock equivalents were antidilutive and therefore were not included in the computation of weighted average shares used in computing diluted loss per share.

      Pro forma loss per share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding plus the conversion of the Redeemable, Convertible Preferred Stock into 5,737,000 shares of Common Stock as of the later of (i) the beginning of each period reported or (ii) the date of issuance of such preferred stock, instead of the date when such shares of preferred stock automatically converted into Common Stock (which occurred on March 27, 1998).

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

      The following tables set forth the computation of basic, diluted and unaudited pro forma net loss per share for the three months and six months ended June 30:



                                                                              Three months ended June 30
                                                                            -------------------------------
                                                                                 1998             1997
                                                                            ------------     --------------
                Numerator:
                      Net loss                                              $ (1,083,000)    $     (610,000)
                      Accretion of Series A and Series B Redeemable,
                         Convertible Preferred Stock                                   -             (3,000)
                                                                            ------------     --------------
                                                                            $ (1,083,000)    $     (613,000)
                Denominator:
                      Denominator for basic and diluted net loss per
                         share - weighted average shares                      16,865,000          7,902,000
                      Redeemable, Convertible Preferred Stock                          -          5,737,000
                                                                            ------------     --------------
                      Weighted average shares for pro forma net loss per
                      share                                                   16,865,000         13,639,000

                Basic net loss per share                                    $      (0.06)    $        (0.08)
                Diluted net loss per share                                  $      (0.06)    $        (0.08)
                Pro forma net loss per share                                $      (0.06)    $        (0.04)





                                                                                Six months ended June 30
                                                                            -------------------------------
                                                                                 1998              1997
                                                                            ------------     --------------
                Numerator:
                      Net loss                                              $ (2,722,000)    $   (1,004,000)
                      Accretion of Series A and Series B Redeemable
                         Convertible Preferred Stock                                   -             (3,000)
                                                                            ------------     --------------
                                                                            $ (2,722,000)    $   (1,007,000)

                Denominator:
                      Denominator for basic and diluted net loss per
                         share - weighted average shares                      12,803,000          7,902,000
                      Redeemable, Convertible Preferred Stock                  2,614,000          5,215,000
                                                                            ------------     --------------
                      Weighted average shares for pro forma net loss per
                      share                                                   15,417,000         13,117,000

                Basic net loss per share                                    $      (0.21)    $        (0.13)
                Diluted net loss per share                                  $      (0.21)    $        (0.13)
                Pro forma net loss per share                                $      (0.18)    $        (0.08)

      Options aggregating 1,175,000 and 2,493,000 at June 30, 1998 and June 30, 1997, respectively are not included in the above calculations as they are anti-dilutive.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

5.   Commitments & Contingencies

     In the first quarter of 1998, ISS entered into a noncancellable operating lease for new headquarters and research and development facilities in Atlanta, Georgia The lease expires in June 2002 and provides for minimum annual lease payments of approximately $842,000.

     On July 7, 1998, Network Associates, a competitor of the Company, filed a patent infringement suit against ISS for the Federal District Court in the Northern District of California. This suit alleges that ISS' product, RealSecure, violates certain patent claims issued for Network Associates' intrusion detection technology. ISS believes the lawsuit is without merit, and intends to defend against it vigorously. However there can be no assurance that the Network Associates lawsuit will not have or result in a material adverse effect on the Company's business, operating results or financial condition. See also Exhibit 99 to this Quarterly Report on Form 10-Q.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors included under Exhibit 99 at the end of this Quarterly Report on Form 10-Q, as well as the risk factors identified in the Company's Registration Statement on Form S-1 as filed with the Commission and available at the Commission's Web site at www.sec.gov.

OVERVIEW

Internet Security Systems is the leading provider of network security monitoring, detection and response software that protects the security and integrity of enterprise information systems, according to various market share reports, including the July 1998 report of The Yankee Group. The Company's products rely on an innovative Adaptive Security Management ("ASM") approach to network security which entails continuous security risk monitoring and responses to develop an active and informed network security policy.

The Company continues to generate a substantial portion of its revenues from the license and related maintenance of its SAFEsuite products. The Company has also derived a smaller portion of its revenues from responses to customer requests for training and implementation services, typically billed on a time and materials basis, to assist in the successful deployment of its products within customer networks, development of customers' security policies and assessment of security policy decisions. The Company believes that each of its current products and products in development, together with professional services, will represent important revenue sources in the future.

The market for the Company's products has recently emerged and studies indicate that substantial growth may occur in this market. The ability of the Company to sustain a leading position in its market is critical to its long-term success. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that the Company will be successful in addressing such risks or difficulties or that ISS will achieve profitability in the future. See the risk factors included as Exhibit 99 to this Quarterly Report on Form 10-Q.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following table sets forth certain consolidated historical operating information for the Company, as a percentage of total revenues, for the periods ended June 30.


                            Three months ended June 30     Six months ended June 30

                                1998        1997                1998        1997
                               ------      ------              ------      ------

Licenses                         75.8%       80.5%               77.8%       82.1%
Support services                 24.2%       19.5%               22.2%       17.9%
                               --------------------------------------------------

   Total revenues               100.0%      100.0%              100.0%      100.0%
                               --------------------------------------------------

Costs of revenues                12.1%        5.1%               10.5%        4.6%
Research and development         25.0%       21.3%               25.9%       21.7%
Sales and marketing              74.1%       87.7%               75.2%       83.6%
General and administrative       15.0%       11.3%               15.5%       12.7%
                               --------------------------------------------------

   Total costs and expenses     126.2%      125.4%              127.1%      122.6%
                               --------------------------------------------------

Operating loss                  (26.2)%     (25.4)%             (27.1)%     (22.6)%
Interest income, net             11.4%        2.6%                6.8%        2.1%
                               --------------------------------------------------
Net loss                        (14.8)%     (22.8)%             (20.3)%     (20.5)%
                               ===================================================



REVENUES

The Company's revenues increased 175% to $7,331,000 in the three months ended June 30, 1998 and 174% to $13,404,000 on a year-to date basis compared with the same periods in the prior year. During these periods, perpetual license revenues were the primary source of revenue generation, but continue to decrease as a percentage of total revenues, from over 80% of revenues in the quarter and six months ended June 30, 1997 to 76% of revenues in the second quarter of 1998 and 78% of revenues on a year-to-date basis in 1998. The Company's suite of product offerings continues to provide increased product diversification, especially due to the market acceptance of RealSecure, the Company's network-based intrusion detection product offering. While Internet Scanner continued to grow and accounted for the majority of license revenues, it decreased from 87% of new license revenues in the three months ended June 30, 1997 to 61% of revenues in the quarter ended June 30, 1998.

Support services, consisting of maintenance, annual licenses of products on a usage basis and professional services, accounted for the remaining 24% and 22% of total revenues in the three month and six month periods ended June 30, 1998, respectively. Maintenance is the majority component of this category, but all three components increased as a percentage of revenues from 1997 to 1998.

Geographically, the majority of the Company's revenues were from sales to customers within North America; however, the Company's international operations continued to be a significant

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

contributor as revenues from customers outside of North America represented 21% of revenues in the first half of 1998, the same percentage it represented for the year ended December 31, 1997.

COSTS AND EXPENSES

Costs of revenues include packaging and distribution costs for the Company's software products which, since the Company uses the Internet to provide product updates and keys necessary to activate a customer's software, is a minor cost. The category also includes the costs related to the Company's professional services offerings, which were provided by a dedicated employee group. During 1998, expenses included the recruitment and compensation of a professional services management team and a larger billable consulting staff. As a result, professional services revenues grew to 4% of total revenues in the quarter ended June 30, 1998 and gross margin, represented by total revenues less costs of revenues, decreased to 88% of total revenues.

Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, depreciation on computer equipment and support services used in product and technology development. This includes the "X-Force", a team composed of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. ISS continued to increase these expenditures as it perceives primary research and product development as essential ingredients for retaining its leadership position in its market. Accordingly, research and development expenses increased from $569,000, or 21% of revenues, in the quarter ended June 30, 1997 to $ 1,832,000, or 25% of revenues, in the comparable 1998 quarter. On a year-to-date basis, research and development expenses increased 227% to $3,468,000 in 1998 from $1,062,000 in 1997. These increases were principally due to the impact of additional personnel hires in Atlanta and the establishment of a development team in Mountain View, California during the first quarter of 1998.

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of the ISS Web site, trade show expenses, personnel recruiting costs and costs of marketing materials. Sales and marketing expenses continue to increase in absolute dollars, but have begun to show indications of leverage as a higher percentage of the ISS enterprise sales force has achieved the necessary time with ISS to reach greater levels of productivity. In the quarter ended June 30, sales and marketing expenses were $5,431,000, or 74% of revenues, in 1998 compared with $2,342,000, or 88% of revenues, in 1997. Year-to-date figures exhibit similar trends. These increases have occurred principally as a result of higher personnel head counts, which have increased each quarter from early 1997 (both domestically and internationally, including both the Europe and Asia/Pacific regions).

General and administrative expenses in the quarter ended June 30, 1998 increased to $1,100,000 from $301,000 in the comparable 1997 period. For the six month periods, these expenses totaled $2,081,000 in 1998 and $621,000 in 1997. Such expenses included salaries and other personnel-related costs for the Company's executive, administrative, finance and human resources personnel, support services and professional services fees. In the first half of 1998, the Company successfully implemented upgrades to its internal financial reporting systems and expects to continue these efforts to enhance management's ability to obtain and analyze information about its domestic and international operations. In addition, ISS incurred approximately $250,000 of expense in 1998 ($100,000 in the second quarter) in connection with the Company's relocation of its headquarters and research and development facilities to a new Atlanta location. Also, in 1998 the Company incurred approximately $360,000 of amortization ($295,000 in the second quarter)

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)


of deferred compensation related to the valuation of stock options to employees and directors granted around the time of the Company's IPO, the majority of which has been recorded in the general and administrative expense category.

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

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operations for the first six months of 1998 of $3,815,000 resulted from the net loss of $2,722,000 in the period plus an increase in working capital. There was a growth in accounts receivable of $3,280,000 in 1998 commensurate with the growth of the Company's revenues, which was partially offset by an increase of $2,232,000 in the deferred revenue liability account balance. The increase in deferred revenue was due to growth in annual maintenance contracts, the upfront billing of multi-year maintenance arrangements with certain customers and growth in term licenses.

Investment in equipment totaled $1,770,000 in the first half of 1998 as ISS provided existing and new personnel with the necessary hardware and software tools to perform their job. This included a new telephone switch and engineering lab equipment installed at the time of the relocation of the Company to its new headquarters facilities.

Cash provided by financing activities of $61,586,000 was primarily the result of the initial public offering of the Company's Common Stock that was consummated in March 1998. Additionally, upon consummation of the initial public offering, all shares of the Company's Convertible, Redeemable Preferred Stock automatically converted into shares of Common Stock, removing the Company's obligations with respect to such preferred stock redemption requirements in the future.

As of June 30, 1998, the Company had $59,935,000 of cash and cash equivalents, which consisted primarily of money market accounts and short-term, commercial paper carrying the highest investment grade rating. The Company believes that these investments will be sufficient to fund its anticipated operating losses and to meet its working capital needs and capital expenditures for the foreseeable future. Although the Company has not identified any specific businesses, products or technologies that it may acquire, nor are there any current agreements or negotiations with respect to any such transactions, the Company from time to time evaluates such opportunities. In the event ISS determines to pursue such opportunities, it may use its available cash and cash equivalents. Pending such uses, cash will continue to be invested in short-term, investment grade, interest-bearing investments.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

 (d)     Use of Proceeds.

         (1) On March 23, 1998 the Company's Registration Statement on Form S-1, SEC Registration No. 333-44529 (the "IPO Registration Statement"), was declared effective by oral order of the SEC. Net proceeds to the Company from the Offering were $61,547,200. During the three months ended June 30, 1998, the Company used $1,612,000 of the proceeds from the Offering toward general corporate purposes, including working capital. The remaining $59,935,000 of proceeds remains in temporary investments consisting of money market accounts available on a daily basis and short-term commercial paper.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 10-Q

 (a)     Exhibits

                  27    Financial Data Schedule (for SEC use only)

                  99 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

                                 ISS GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ISS GROUP, INC.
                                                  ---------------
                                                    (Registrant)



Date: August 14, 1998             By /s/ Richard Macchia
     ---------------------          --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)