Form 10-Q
period 1998-09-30
ISS GROUP INC
filed 1998-11-13
CIK 1053148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998
                                        -------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_________________ to ___________________

                             Commission File Number__________________

                                 ISS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                             58-2362189
-----------------------------                            ------------------
(State or jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification No.)


                    6600 PEACHTREE-DUNWOODY ROAD, 300 EMBASSY
                     ROW, SUITE 500, ATLANTA, GEORGIA 30328
                    -----------------------------------------
                         (Address of principal executive
                                    offices)


        Registrant's telephone number, including area code (678) 443-6000
                                                           --------------


                                 NOT APPLICABLE
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report.)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                     Number of Shares Outstanding
         Title of each class                            as of November 3, 1998
   -------------------------------                   -----------------------------
   Common Stock, $0.001 par value                               17,044,313

                                                                                        PAGE
PART I.           FINANCIAL INFORMATION                                                 NUMBER
                                                                                        ------
Item 1   Consolidated Financial Statements:

         Consolidated Statements of Operations for the Three Months
         and Nine Months ended September 30, 1998 and September 30, 1997.....................3

         Consolidated Balance Sheets at September 30, 1998 and
         December 31, 1997...................................................................4

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 1998 and 1997............................................5

         Notes to Consolidated Financial Statements..........................................6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................................10

PART II. OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds..........................................14

Item 6   Exhibits and Reports on From 10-Q..................................................16

                        ISS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                   Three months ended               Nine months ended
                                                                      September 30,                    September 30,
                                                                 -----------------------          -----------------------
                                                                  1998            1997              1998           1997
Revenues:
     Licenses                                                    $ 6,596        $  2,767          $17,030        $  6,789
     Subscriptions                                                 2,152             691            4,808           1,553
     Professional services                                           682              15              996              27
                                                                 -------        --------          -------        --------
                                                                   9,430           3,473           22,834           8,369

Costs and expenses:
     Cost of revenues                                              1,559             176            2,964             400
     Research and development                                      2,541             895            6,009           1,957
     Sales and marketing                                           5,632           3,051           15,711           7,147
     General and administrative                                    1,046             443            3,127           1,064
                                                                 -------        --------          -------        --------
                                                                  10,778           4,565           27,811          10,568
                                                                 -------        --------          -------        --------
Operating loss                                                    (1,348)         (1,092)          (4,977)         (2,199)
Interest income, net                                                 765              66            1,672             169
                                                                 =======        ========          =======        ========
Net loss                                                         $  (583)       $ (1,026)          (3,305)       $ (2,030)
                                                                 =======        ========          =======        ========

Basic and diluted net loss per share of Common Stock             $ (0.03)       $  (0.13)         $ (0.23)       $  (0.26)
                                                                 =======        ========          =======        ========

Weighted average number of shares used in calculating
   basic and diluted net loss per share of Common Stock           16,879           7,911           14,162           7,905
                                                                 =======        ========          =======        ========

Unaudited pro forma net loss per share of Common Stock                          $  (0.08)         $ (0.21)       $  (0.15)
                                                                                ========          =======        ========

Unaudited weighted average number of shares used in
   calculating pro forma net loss per share of Common
   Stock                                                                          13,648           15,904          13,294
                                                                                ========          =======        ========

                        ISS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                                        SEPTEMBER 30, 1998      December 31, 1997
                                                                        ------------------      -----------------
Current assets:
     Cash and cash equivalents                                                $ 59,846               $ 3,929
     Accounts receivable, less allowance for doubtful
        accounts of $258 and $292, respectively                                  7,334                 4,038
     Other current assets                                                          677                   281
                                                                              --------               -------
          Total current assets                                                  67,857                 8,248

Property and equipment:
     Computer equipment                                                          3,442                 1,688
     Office furniture and equipment                                                854                   268
     Leasehold improvements                                                        249                    15
                                                                              --------               -------
                                                                                 4,545                 1,971
     less accumulated depreciation                                               1,205                   402
                                                                              --------               -------
                                                                                 3,340                 1,569

Other assets                                                                       117                    49
                                                                              --------               -------

          Total assets                                                        $ 71,314               $ 9,866
                                                                              ========               =======

Current liabilities:
     Accounts payable                                                         $    857               $ 2,002
     Accrued expenses                                                            2,668                 1,798
     Deferred revenues                                                           4,904                 2,106
     Current portion of long term debt                                              --                    70
                                                                              --------               -------
          Total current liabilities                                              8,429                 5,976

Non-current liabilities                                                            133                    --
Long term debt                                                                      --                    70

Redeemable, Convertible Preferred Stock (5,737,000
     shares authorized):
Series A; $.001 par value; none issued or outstanding and
       3,650,000 issued and outstanding; (liquidation preference
       $1 per share)                                                                --                 3,621
Series B; $.001 par value; none issued or outstanding and
       2,087,000 issued and outstanding (liquidation preference
       $2.53 per share)                                                             --                 5,257
Stockholders' equity (deficit):
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 16,877,000 and 7,921,000 issued and
       outstanding, respectively                                                    17                     8
     Additional paid-in capital                                                 72,107                   695
     Deferred compensation                                                        (842)                 (571)
     Cumulative adjustment for currency revaluation                                (36)                   --
     Accumulated deficit                                                        (8,494)               (5,190)
                                                                              --------               -------
          Total stockholders' equity (deficit)                                  62,752                (5,058)
                                                                              --------               -------

          Total liabilities and stockholders' equity:                         $ 71,314               $ 9,866
                                                                              ========               =======

                        ISS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                           For the Nine Months ended
                                                                                September 30,
                                                                       ---------------------------------
                                                                        1998               1997
OPERATING ACTIVITIES
Net loss                                                                   $ (3,305)           $ (2,030)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                                 803                 181
   Deferred compensation expense                                                540                   -
   Deferred rent                                                                133                   -
   Changes in assets and liabilities:
     Accounts receivable                                                     (3,296)             (1,932)
     Prepaid expenses and other assets                                         (464)               (165)
     Accounts payable and accrued expenses                                     (273)              1,499
     Deferred revenues                                                        2,798               1,061
                                                                         -------------------------------
Net cash used in operating activities                                        (3,064)             (1,386)

INVESTING ACTIVITIES
Purchases of property and equipment                                          (2,574)               (775)
                                                                         -------------------------------
Net cash used in investing activities                                        (2,574)               (775)

FINANCING ACTIVITIES
Payments on long term debt                                                     (140)                (53)
Net proceeds from Redeemable, Convertible
     Preferred Stock issuance                                                     -               5,253
Proceeds from exercise of stock options                                         184                   -
Net proceeds from initial public offering                                    61,547                   -
                                                                         -------------------------------
Net cash provided by financing activities                                    61,591               5,200

Foreign currency impact on cash                                                 (36)                  -
                                                                         -------------------------------
Net increase in cash and cash equivalents                                    55,917               3,039
Cash and cash equivalents at beginning of period                              3,929               2,007
                                                                         -------------------------------
Cash and cash equivalents at end of period                                 $ 59,846            $  5,046
                                                                         ===============================


SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                              $     14            $      4
                                                                         ===============================

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

     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1998 and the consolidated results of its operations and cash flows for the nine months ended September 30, 1998 and 1997. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

2.   Initial Public Offering

     On March 23, 1998, ISS completed an initial public offering of its Common Stock ("the IPO"). The Company's shares are traded on the National Market of the NASDAQ Stock Market under the ticker symbol "ISSX". A total of 3,450,000 shares were sold in the IPO, including 3,070,000 newly issued shares by the Company and 380,000 outstanding shares sold by existing stockholders. The Company did not receive any of the proceeds from the sale of stock by the selling stockholders. The shares were sold to the underwriting group in the IPO at a price of $22.00 per share which, after underwriters' discount of $4,728,000 and offering expenses of $1,265,000, resulted in net proceeds to ISS of $61,547,000. The proceeds of the IPO have been used for general corporate purposes and at September 30, 1998 are invested in short-term interest-bearing investments.

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

                                 ISS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.   Stock Option Plans

     During the fourth quarter of 1997 and the first quarter of 1998, the Company recorded deferred compensation related to stock options that were granted in December 1997 and in January and February 1998. The amount was determined by comparing the exercise price of the stock options to the fair value of the Common Stock on the respective dates of grant. The fair value for December grants was established based on the estimated price range for the IPO as set forth in the initial filing of the Company's Registration Statement on Form S-1 that was filed with the Securities and Exchange Commission (the "Commission") on January 20, 1998. The fair values for January and February 1998 grants were determined to be $20 based on the final estimated price range contained in the Company's March 1998 pre-effective amendment to its Registration Statement for the IPO.

     Deferred compensation of $811,000 in the first quarter of 1998 and $571,000 in the fourth quarter of 1997 has been reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The amounts are being charged to operations proportionately over the four-year vesting period of the related stock options. The statements of operations for the three months and nine months ended September 30, 1998 included $180,000 and $540,000, respectively, of compensation expense related to such amortization.

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

                                 ISS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The following tables set forth the computation of basic, diluted and unaudited pro forma net loss per share for the three months and nine months ended September 30:


                                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                                                1998                   1997
                                                                            ------------          -------------
          Numerator:
                 Net loss                                                   $   (583,000)         $  (1,026,000)
                 Accretion of Series A and Series B Redeemable,
                    Convertible Preferred Stock                                       --                 (3,000)
                                                                            ------------          -------------
                                                                            $   (583,000)         $  (1,029,000)

          Denominator:
                 Denominator for basic and diluted net loss per
                    share - weighted average shares                           16,879,000              7,911,000

                 Redeemable, Convertible Preferred Stock                                              5,737,000
                                                                                                  -------------
                 Weighted average shares for pro forma net loss per
                 share                                                                               13,648,000

          Basic net loss per share                                          $      (0.03)         $       (0.13)
          Diluted net loss per share                                        $      (0.03)         $       (0.13)
          Pro forma net loss per share                                      $      (0.03)         $       (0.08)



                                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                                     1998                  1997
                                                                                 ------------          ------------
          Numerator:
                 Net loss                                                        $ (3,305,000)         $ (2,030,000)
                 Accretion of Series A and Series B Redeemable
                    Convertible Preferred Stock                                            --                (8,000)
                                                                                 ------------          ------------
                                                                                 $ (3,305,000)         $ (2,038,000)

          Denominator:
                 Denominator for basic and diluted net loss per
                    share - weighted average shares                                14,162,000             7,905,000
                 Redeemable, Convertible Preferred Stock                            1,742,000             5,215,000
                                                                                 ------------          ------------
                 Weighted  average  shares  for pro  forma  net loss per
                 share                                                             15,904,000            13,294,000

     Basic net loss per share                                                    $      (0.23)         $      (0.26)
     Diluted net loss per share                                                  $      (0.23)         $      (0.26)
     Pro forma net loss per share                                                $      (0.21)         $      (0.15)

Options aggregating 2,525,000 and 1,157,000 at September 30, 1998 and September 30, 1997, respectively are not included in the above calculations as they are anti-dilutive.

                                 ISS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   Commitments & Contingencies

     In the first quarter of 1998, ISS entered into a noncancellable operating lease for new headquarters and research and development facilities in Atlanta, Georgia. The lease expires in June 2002 and provides for minimum annual lease payments of approximately $842,000.

     On July 7, 1998, Network Associates, Inc. ("Network Associates"), a competitor of the Company, filed a patent infringement suit against ISS in the Federal District Court for the Northern District of California. This suit alleges that ISS' product, RealSecure, violates certain patent claims issued for Network Associates' intrusion detection technology. ISS believes the lawsuit is without merit, and intends to defend against it vigorously. However, there can be no assurance that the Network Associates lawsuit will not have or result in a material adverse effect on the Company's business, operating results or financial condition. See also Exhibit 99 to this Quarterly Report on Form 10-Q.

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

OVERVIEW

Internet Security Systems ("ISS" or "the Company") is the leading provider of network security monitoring, detection and response software that protects the security and integrity of enterprise information systems, according to various market share reports, including a July 1998 report by The Yankee Group. The Company's products rely on an innovative Adaptive Security Management ("ASM") approach to network security which entails continuous security risk monitoring and responses to develop an active and informed network security policy.

The Company continues to generate a substantial portion of its revenues from the license and related maintenance of its SAFEsuite products. The Company has also derived a portion of its revenues from responses to customer requests for training and implementation services, typically billed on a time-and-materials basis, to assist in the successful deployment of its products within customer networks, development of customers' security policies and assessment of security policy decisions. The Company believes that each of its current products and products in development, together with professional services, will represent important revenue sources in the future.

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

The following table sets forth certain consolidated historical operating information for the Company, as a percentage of total revenues, for the three months and nine months ended September 30, 1998 and 1997.

                                            Three months ended                 Nine months ended
                                                September 30                      September 30
                                           1998             1997             1998              1997
                                           ----             ----             ----              ----
Licenses                                         69.9%          79.7%               74.6%          81.1%
Subscriptions                                    22.8%          19.9%               21.1%          18.6%
Professional services                             7.2%            .4%                4.4%            .3%
                                           --------------------------------------------------------------
   Total revenues                               100.0%         100.0%              100.0%         100.0%
                                           --------------------------------------------------------------

Costs of revenues                                16.5%           5.1%               13.0%           4.8%
Research and development                         26.9%          25.8%               26.3%          23.4%
Sales and marketing                              59.7%          87.8%               68.8%          85.4%
General and administrative                       11.1%          12.8%               13.7%          12.7%
                                           --------------------------------------------------------------
   Total costs and expenses                     114.3%         131.4%              121.8%         126.3%
                                           --------------------------------------------------------------

Operating loss                                  (14.3)%        (31.4)%             (21.8)%        (26.3)%
Interest income, net                              8.1%           1.9%                7.3%           2.0%
                                           --------------------------------------------------------------
Net loss                                         (6.2)%        (29.5)%             (14.5)%        (24.3)%
                                           --------------------------------------------------------------


REVENUES

The Company's revenues increased 172% to $9,430,000 for the three months ended September 30, 1998 and 173% to $22,834,000 on a year-to date basis compared with the same periods in the prior year. Perpetual license revenues continued to be the primary source of revenue generation, but decreased as a percentage of total revenues from approximately 80% and 81% of revenues in the three months and nine months ended September 1997, respectively, to 70% and 75% in the three months and nine months ended September 30, 1998, respectively. The Company's suite of product offerings continues to provide increased product diversification, especially due to significant increases in the sale of licenses for RealSecure, the Company's network-based intrusion detection product offering. While sales of licenses for Internet Scanner continued to grow and accounted for the majority of license revenues, it decreased from 78% of new license revenues in the three months ended September 30, 1997 to 57% of revenues in the three months ended September 30, 1998.

Subscriptions revenues, consisting of maintenance and annual licenses of product usage, accounted for 23% and 21% of total revenues in the three month and nine month periods ended September 30, 1998, respectively. Professional services is the smallest category of revenue but has grown from less than 1% of revenues throughout 1997 to 7% of revenues in the three months ended September 30, 1998, due primarily to continuation of the Company's 1998 initiative to

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)


build its capabilities to address the demand from its customers for implementation, training and consultative services.

Geographically, the majority of the Company's revenues were from sales to customers within North America; however, international operations continued to be a significant contributor to revenues as revenues from customers outside of North America represented 19% of revenues in the first nine months of 1998, compared to 21% of total revenues for the full year in 1997.

COSTS AND EXPENSES

Costs of revenues include packaging and distribution costs for the Company's software products which, since the Company uses the Internet to provide product updates and keys necessary to activate a customer's software, is a minor cost. The category also includes the costs related to the Company's professional services offerings, which were provided by a dedicated employee group. During 1998, expenses included the recruitment and compensation of a professional services management team and a larger billable consulting staff. As a result, the growth in professional services revenues as a percentage of total revenues during 1998 caused gross margin, represented by total revenues less costs of revenues, to trend downward to 83% of total revenues for the three months ended September 30, 1998 from 95% for the three months ended September 30, 1997.

Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, depreciation on computer equipment and support services used in product and technology development. This includes the "X-Force," a team composed of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. ISS continued to increase these expenditures as it perceives primary research and product development as essential ingredients for retaining its leadership position in its market. Additionally, the Company began development efforts in connection with OEM arrangements that were entered into during the third quarter of 1998 for which no revenues have yet been generated. Accordingly, research and development expenses increased from $895,000, or 26% of revenues, in the quarter ended September 30, 1997 to $2,541,000, or 27% of revenues, in the comparable quarter in 1998. On a year-to-date basis, research and development expenses increased 207% to $6,009,000 in 1998 from $1,957,000 in 1997. These increases were due, in principal part, to increases in research and personnel in Atlanta and the establishment of a development team in Mountain View, California during the first quarter of 1998.

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of the ISS Web site, trade show expenses, personnel recruiting costs and costs of marketing materials. Sales and marketing expenses continued to increase in absolute dollars, but showed leverage in the quarter ended September 30, 1998 as a higher percentage of the ISS enterprise sales force had been employed by ISS for a sufficient period of time to achieve productivity. In the quarter ended September 30, 1998 sales and marketing expenses were $5,632,000, or 60% of revenues, compared with $3,051,000, or 88% of revenues, in the quarter ended September 30, 1997. For the nine months ended September 30, these expenses totaled $15,711,000, or 69% of revenues, in 1998 compared with $7,147,000, or 85% of revenues, in 1997. The dollar increases have occurred principally from higher personnel head counts, which have increased each quarter since early 1997 both domestically and internationally.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)


General and administrative expenses in the quarter ended September 30, 1998 increased to $1,046,000 from $443,000 in the comparable quarter in 1997. For the nine months ended September 30 these expenses totaled $3,127,000 in 1998 and $1,064,000 in 1997. Such expenses included salaries and other personnel-related costs for the Company's executive, administrative, finance and human resources personnel, support services and professional services fees. In the first half of 1998, the Company successfully implemented upgrades to its internal financial reporting systems and expects to continue these efforts to enhance management's ability to obtain and analyze information about its domestic and international operations. In addition, ISS incurred approximately $250,000 of expense in the first half of 1998 in connection with the Company's relocation of its headquarters and research and development facilities to a new location in Atlanta. Also, in the first nine months of 1998 the Company incurred approximately $540,000 of amortization of deferred compensation related to the valuation of stock options to employees and directors granted around the time of the Company's initial public offering of shares of Common Stock in March 1998 (the "IPO"), the majority of which is recorded in the general and administrative expense category.

No provision for federal, state or foreign income taxes has been recorded because the Company had a net loss for the 1997 and 1998 periods. The Company has not recognized any benefit from the future use of loss carryforwards for these periods or any other periods since inception because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such benefits currently.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operations in the first nine months of 1998 of $3,064,000 resulted from the net loss of $3,305,000 in the period offset by non-cash expense charges plus an increase in working capital. Accounts receivable increased by $3,296,000 at September 30, 1998 commensurate with the growth in the Company's business, which was largely offset by an increase of $2,798,000 in the deferred revenue account balance. The increase in deferred revenue was due to growth in annual maintenance contracts, the upfront billing of multi-year maintenance arrangements with certain customers and growth in term licenses.

Investment in equipment totaled $2,574,000 in the first nine months of 1998 as ISS provided existing and new personnel with the necessary hardware and software tools to perform their job. This included a new telephone switch and engineering lab equipment installed at the time of the relocation of the Company to its new headquarters facilities.

Cash provided by financing activities of $61,592,000 was primarily the result of the IPO that was consummated in March 1998. Additionally, upon consummation of the IPO, all shares of the Company's Convertible, Redeemable Preferred Stock automatically converted into shares of ISS Common Stock, removing the possibility of any redemption requirements in the future with respect to such shares.

As of September 30, 1998, the Company had $59,846,000 of cash and cash equivalents, consisting primarily of money market accounts and short-term, commercial paper carrying the highest investment grade rating. The Company believes that these investments will be sufficient to fund its anticipated operating losses and to meet its working capital needs and capital expenditures for the foreseeable future. On October 6, 1998, the Company used $4,750,000 in

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)


cash to acquire March Information Systems, Limited. The Company expects to evaluate other acquisition and joint venture opportunities from time to time although there any no other current agreements or negotiations with respect to any such transactions that would utilize any significant amount of the Company's cash. In the event ISS determines to pursue such opportunities, it may use its available cash and cash equivalents. Pending such uses, cash will continue to be invested in short-term, investment grade, interest-bearing investments.


Year 2000

The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct, patch or replace their current software systems to achieve Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services offered by the Company. Other potential customers may also defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially deferred sales. Conversely, Year 2000 issues may cause other companies to accelerate purchases of the Company's products. In addition to identifying potential security weaknesses that may be caused by Year 2000 programming efforts, the Company's products can reduce the exposure of customer networks to security weaknesses, thereby reducing the uncertainty of whether problems that might occur upon the arrival of Year 2000 are due to security breaches or non compliant software programs. These Year 2000 issues could materially affect the Company's business, financial condition and results of operations.

The Company has reviewed its products offered to customers and believes that these products are designed to properly function through and beyond the year 2000. Furthermore, because the nature of the Company's products require customers to use the current version of the product to obtain the value that the software is intended to provide, the Company only supports the current and the next most recently released version of its products. While the Company has conducted tests of its software and asserted compliance to its customers, there can be no absolute assurance that the Company's products contain all date code changes necessary to ensure Year 2000 compliance, particularly when such products incorporate third party software.

In addition, the Company relies to a significant extent upon several internal management and other information systems that are used to monitor and operate the business. Since the Company has experienced most of its growth in systems and personnel since January 1, 1997, purchases and upgrades of systems have occurred principally during that period. Internal systems for financial, human resources and sales reporting, as well as telephone, voice mail and other office support systems, have all been purchased during 1998 and are reflected in either the balance sheet as property and equipment or expensed under Company policy. The selection process of these systems included ascertaining Year 2000 compliance.

The Company is in the process of contacting providers of various tools used in its product development process and the providers of desktop systems, primarily Microsoft, to determine that these systems (such as NT and Windows 98) will be Year 2000 compliant with appropriate fixes. The Company does not depend on any suppliers or manufacturers whose failure to be Year 2000 compliant would have any significant impact on the Company's financial condition or results of operations. The Company expects to complete its Year 2000 project for these remaining items by the middle of 1999. The Company does not expect to expend any significant funds to correct Year 2000 issues. Any minor expenses will be funded through operating cash flows.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)


Based on available information, the Company does not believe any material exposure to significant business interruptions exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 compliance project is not completed in a timely manner.

Subsequent event - Acquisition of March Information Systems Limited

On October 6, 1998, the Company acquired privately held March Information Systems, a United Kingdom-based developer of Windows NT and Unix-based security assessment technologies. Under the terms of the agreement, ISS acquired all of the outstanding stock of March Information Systems in exchange for $4.75 million in cash and 120,000 shares of the Company's common stock. The transaction has been accounted for using the purchase method of accounting and the results of March Information Systems will be included in future results of the Company from October 6, 1998, the closing date of the transaction. In its most recent fiscal year ended March 31, 1998 March Information Systems reported revenues of approximately $2 million.

ITEM 1.    LEGAL PROCEEDINGS

         On July 7, 1998, Network Associates, Inc. ("Network Associates"), a competitor of the Company, filed a patent infringement suit against ISS in the Federal District Court for the Northern District of California. This suit alleges that ISS' product, RealSecure, violates certain patent claims issued for Network Associates' intrusion detection technology. ISS believes the lawsuit is without merit, and intends to defend against it vigorously. However, there can be no assurance that the Network Associates lawsuit will not have or result in a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

 (d)     Use of Proceeds.

         (1) On March 23, 1998 the Company's Registration Statement on Form S-1, SEC Registration No. 333-44529 was declared effective by oral order of the SEC. Net proceeds to the Company from the Offering were $61,547,200. Through September 30, 1998, the Company used $1,701,000 of the proceeds from the offering for general corporate purposes, including working capital. The remaining $59,846,000 of proceeds remains in temporary investments consisting of money market accounts available on a daily basis and short-term commercial paper.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

(a)      Exhibits.

         27       Financial Data Schedule (for SEC use only).

         99 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statements for Forward-Looking Statements

                                 ISS GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ISS GROUP, INC.
                                             (Registrant)



Date: November 13, 1998        By /s/ Richard Macchia
     -------------------          --------------------------------------------
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)