Form 10-Q
period 1999-03-31
ISS GROUP INC
filed 1999-05-13
CIK 1053148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1999
                                         --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_________________to__________________

                   Commission File Number____________________

                                 ISS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            58-2362189
  -----------------------------                             -------------------
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
                                                            --------------

                                 NOT APPLICABLE
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding
         Title of each class                          as of  May 5, 1999
  --------------------------------               ----------------------------
   Common Stock, $0.001 par value                       18,921,312

PART I.           FINANCIAL INFORMATION


                                                                                           PAGE
                                                                                           NUMBER
                                                                                           ------

Item 1   Consolidated Financial Statements:

         Consolidated Statements of Operations for the Three Months
         ended March 31, 1999 and March 31, 1998.............................................3

         Consolidated Balance Sheets at March 31, 1999 and
         December 31, 1998...................................................................4

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 1999 and March 31, 1998......................................5

         Notes to Consolidated Financial Statements..........................................6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................................8

PART II. OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds..........................................14

Item 6   Exhibits and Reports on Form 10-Q..................................................14

                         ISS GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  Three months ended
                                                                       March 31,
                                                              --------------------------

                                                                 1999              1998
                                                              --------------------------

Revenues:
     Perpetual licenses                                       $ 10,950          $  4,875
     Subscriptions                                               3,487             1,169
     Professional services                                       1,549                29
                                                              --------------------------
                                                                15,986             6,073

Costs and expenses:
     Costs of revenues                                           2,186               513
     Research and development                                    3,822             1,636
     Sales and marketing                                         7,825             4,648
     General and administrative                                  1,409               981
     Amortization                                                  251                --
                                                              --------------------------
                                                                15,493             7,778

Operating income (loss)                                            493            (1,705)
Interest income, net                                               882                66
                                                              --------------------------
Income (loss) before income taxes                                1,375            (1,639)
Provision for income taxes                                          75                 0
                                                              --------------------------
Net income (loss)                                             $  1,300          $ (1,639)
                                                              ==========================

Basic net income (loss) per share of Common Stock             $   0.07          $  (0.19)
                                                              ========          ========
Diluted net income (loss) per share of Common Stock           $   0.07          $  (0.19)
                                                              ========          ========

Weighted average number of shares:
   Basic                                                        17,776             8,741
                                                              ========          ========
   Diluted                                                      19,436             8,741
                                                              ========          ========

Unaudited pro forma net income (loss) per share of
   Common Stock                                                                 $  (0.12)
                                                                                ========

Unaudited weighted average number of shares used in
calculating unaudited pro forma net loss per share of
Common Stock                                                                      13,968
                                                                                ========

                                 ISS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      MARCH 31, 1999     DECEMBER 31, 1998
                                                                      --------------     -----------------
                                                                        (UNAUDITED)          (AUDITED)

                                              ASSETS

Current assets:
   Cash and cash equivalents                                             $ 133,976           $  52,632
   Accounts receivable, less allowance for doubtful accounts
       of $347 and $287, respectively                                       13,982              12,586
   Prepaid expenses and other current assets                                   854                 743
                                                                         ---------           ---------
       Total current assets                                                148,812              65,961

Property and equipment:
   Computer equipment                                                        4,935               4,370
   Office furniture and equipment                                            1,670               1,027
   Leasehold improvements                                                      289                 275
                                                                         ---------           ---------
                                                                             6,894               5,672
   Less accumulated depreciation                                             2,146               1,655
                                                                         ---------           ---------
                                                                             4,748               4,017

Goodwill, less accumulated amortization of $159
  and $77, respectively                                                      3,012               3,094
Other intangibles, less accumulated amortization of $322
   and $154, respectively                                                    4,523               4,692
Other assets                                                                   244                 257
                                                                         ---------           ---------
      Total assets                                                       $ 161,339           $  78,021
                                                                         =========           =========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $   1,315           $     692
   Accrued expenses                                                          4,046               4,202
   Deferred revenues                                                         9,371               6,678
                                                                         -----------------------------
      Total current liabilities                                             14,732              11,572

Non-current liabilities                                                        130                 134

Stockholders' equity:
   Common stock, $.001 par value, 50,000,000 shares authorized,
    18,891,000 and 17,292,000 issued and outstanding,
    respectively                                                                19                  17
   Additional paid-in captial                                              154,938              76,110
   Deferred compensation                                                      (569)               (662)
   Cumulative adjustment for currency revaluation                               81                 142
   Accumulated deficit                                                      (7,992)             (9,292)
                                                                         -----------------------------
     Total stockholders' equity                                            146,477              66,315

                                                                         -----------------------------
     Total liabilities and stockholders' equity                          $ 161,339           $  78,021
                                                                         =============================

                                 ISS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                     1999                1998
                                                                ---------           ---------

OPERATING ACTIVITIES
Net income (loss)                                               $   1,300           $  (1,639)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation                                                       491                 171
   Amortization of goodwill and intangibles                           251                  --
   Amortization of deferred compensation expense                       93                  65
   Other non-cash expense                                              (9)                 17
   Changes in operating assets and liabilities:
     Accounts receivable                                           (1,396)             (1,375)
     Prepaid expenses and other assets                                (98)               (472)
     Accounts payable and accrued expenses                            473                 437
     Deferred revenues                                              2,693               1,870
                                                                -----------------------------
Net cash provided by (used in) operating activities                 3,798                (926)

INVESTING ACTIVITIES
Purchases of property and equipment                                (1,222)               (498)
                                                                -----------------------------
Net cash used in investing activities                              (1,222)               (498)

FINANCING ACTIVITIES
Payments on long term debt                                             --                 (23)
Proceeds from exercise of stock options                             1,433                 162
Net proceeds from Common Stock offerings                           77,397              61,547
                                                                -----------------------------
Net cash provided by financing activities                          78,830              61,686

Foreign currency impact on cash                                       (62)                 (7)
                                                                -----------------------------
Net increase in cash and cash equivalents                          81,344              60,255
Cash and cash equivalents at beginning of period                   52,632               3,929
                                                                -----------------------------
Cash and cash equivalents at end of period                      $ 133,976           $  64,184
                                                                =============================


SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                   $      --           $       4
                                                                =============================

                                 ISS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   Significant Accounting Policies

     The accompanying consolidated financial statements of ISS Group, Inc. ("ISS" or "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998. Significant accounting policies disclosed therein have not changed.

     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1999 and the consolidated results of its operations and cash flows for the three months ended March 31, 1999 and 1998. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

     The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

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

2.   Comprehensive Income

     Comprehensive income for the quarter ended March 31, 1999 aggregated $1,362,000. The effect of foreign exchange gains and losses arising from translations of asset and liabilities of the Company's foreign operations into U.S. dollars are included as a component of comprehensive income. Such amounts were $62,000 in the period ended March 31, 1999.

3.   Secondary Stock Offering

     On March 2, 1999, ISS completed a public offering of its Common Stock (the "Offering"). A total of 2,588,800 shares were sold in the Offering including 1,388,800 shares that were newly issued by the Company and 1,200,000 previously outstanding shares that were sold by existing stockholders. The Company did not receive any of the proceeds from the stock sold by the selling stockholders. The shares were sold to the underwriting group in the Offering at a price of $59.00 per share which, after underwriters' discount and offering expenses, resulted in net proceeds to ISS of $77,397,000. The proceeds of the Offering are invested in short-term interest-bearing investments at March 31, 1999.

4.   Income (loss) per share

     Basic historical net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted historical net income (loss) per share was computed by dividing net income (loss) by the weighted average shares outstanding, including Common Stock equivalents if dilutive. For the quarter ended March 31, 1998 options aggregating approximately 2,371,000 were antidilutive and therefore they were not included in the computation. For the quarter ended March 31, 1999, weighted average shares included 1,660,000 shares to reflect the dilutive impact of stock options.

                                 ISS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Pro forma loss per share for the quarter ended March 31, 1998 was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the conversion of the Redeemable, Convertible Preferred Stock into 5,737,000 shares of Common Stock as of January 1, 1998 instead of March 27, 1998 when such shares of preferred stock automatically converted into Common Stock.

4.   Subsequent Event

     On April 1, 1999 the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a stock dividend of one share for each share outstanding on May 5, 1999 payable on May 19, 1999. Share amounts in these financial statements do not reflect this stock split.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements. Such statements include declarations regarding our intent, belief or current expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors included under Exhibit 99 at the end of this Quarterly Report on Form 10-Q, as well as the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission and available at their Web site at www.sec.gov.

OVERVIEW


We are the leading provider of network security monitoring, detection and response software that protects the security and integrity of enterprise information systems according to market share reports by Aberdeen Group, Gartner Group and the Yankee Group. Our SAFEsuite family of products protects distributed computing environments, such as internal corporate networks, inter-company networks and the Internet from attacks, misuse and security policy violations. Our business is focused on maintaining the latest security threat and vulnerability checks within our existing products, creating new products and providing technical and professional services that are consistent with our goal of providing enterprise solutions to address network security.

We generate the substantial portion of our revenues from our SAFEsuite family of products in the form of perpetual licenses and subscriptions. We recognize perpetual license revenues upon delivery of software or, if the customer has evaluation software, delivery of the software key and issuance of the related licenses, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts are billable. Annual renewable maintenance is a separate component of each perpetual license agreement with revenue recognized ratably over the maintenance term. Subscription revenues include maintenance and term licenses. Term licenses allow customers to use the product and receive maintenance coverage for a specified period, generally 12 months. We recognize revenues from each subscription agreement ratably over the subscription term. Professional services, which are typically billed on a time-and-materials basis, assist in the successful deployment of our products within customer networks, the development of customers' security policies and the assessment of security policy decisions. We recognize professional services as such services are rendered.

We believe that each of our current products and products in development, together with maintenance and professional services, will represent important sources of revenue in the future. While we expect the expansion of these product offerings to originate primarily from internal development, our strategy includes acquiring products and technologies that fit within our product strategy and that potentially accelerate the timing of the commercial introduction of such products and technologies as integrated components of our enterprise network security solutions.

Our business has grown rapidly since 1995. Prior to the quarter ended March 31, 1999, we experienced net losses resulting from significant costs incurred in the development and sales of

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


our products and professional services. We expect to continue to expand our domestic and international sales and marketing operations, increase our investment in product development and our proprietary threat and vulnerability database, seek acquisition candidates that will enhance our products and market share, and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. All of these initiatives will increase operating expenses. As a result, while we narrowed our operating losses over the course of 1998 and achieved profitability in the first quarter of 1999, we cannot be certain that we can sustain such profitability.

Due to our fast growth in an emerging market, period-to-period comparisons of our operating results are not meaningful. Although we recently have experienced significant revenue growth, we cannot assume that we can sustain such growth and, therefore, investors should not rely on our past growth as a predictor of future performance. Rather, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing such risks and difficulties. See the risk factors included as Exhibit 99 to the Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets-forth certain consolidated historical operating information, as a percentage of total revenues, for the three months ended March 31, 1999 and 1998.

                                         Three months ended
                                              March 31

                                        1999            1998
                                        ----            ----

Revenues:
Perpetual licenses                      68.5%           80.3%
Subscriptions                           21.8%           19.2%
Professional services                    9.7%            0.5%
                                       ---------------------
   Total revenues                      100.0%          100.0%

Costs and Expenses:
Costs of revenues                       13.7%            8.5%
Research and development                23.9%           26.9%
Sales and marketing                     48.9%           76.5%
General and administrative               8.8%           16.2%
Amortization                             1.6%             --
                                       ---------------------
   Total costs and expenses             96.9%          128.1
                                       ---------------------

                                       ---------------------
Operating income (loss)                  3.1%          (28.1)%
                                       ---------------------

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Revenues

Our total revenues of $15,986,000 for the three months ended March 31, 1999 represented an increase of 163% as compared to the same period in the prior year. Perpetual license revenues continued to be the primary source of revenue generation, but decreased as a percentage of total revenues from approximately 80% of revenues during the three months ended March 31, 1998, to 69% for the three months ended March 31, 1999. Perpetual license revenues from our intrusion detection products for the three months ended March 31, 1999 included revenues of approximately $4.5 million recognized under a contract with a large telecommunications entity. This enterprise contract included licenses for our scanner, intrusion detection and SAFEsuite Decisions products. Additionally, there are maintenance and professional service components to the contract.

Subscriptions revenues, consisting of maintenance and annual licenses of product usage, accounted for 22% and 19% of our total revenues in the three months ended March 31, 1999 and March 31, 1998, respectively. Professional services comprise the smallest category of revenue, but have grown from less than 1% of our total revenues in the three months ended March 31, 1998 to 10% of our total revenues in the three months ended March 31, 1999. This was due primarily to our initiative to build our capabilities to address the demand from our customers for implementation, training and consulting services.

The Company's suite of product offerings continues to provide increased product diversification. Our intrusion detection product, Real Secure, grew from 20% of new license revenues in the three months ended March 31, 1998 to 53% in the three months ended March 31, 1999. Our scanner family of products, providing vulnerability assessment, represented over 40% of our license revenues, down significantly from the three months ended March 31, 1998 when it represented almost 80% of license revenues. SAFEsuite Decisions, our enterprise security management application released in the fourth quarter of 1998, represented approximately 5% of our perpetual license revenues for the three months ended March 31, 1999.

Geographically, we derived the majority of our revenues from sales to customers within North America; however, international operations continued to be a significant contributor to revenues, as revenues from customers outside of North America represented 21% of revenues in the first three months of 1999, compared to 19% of total revenues for the comparable period in 1998.

Costs and Expenses

Costs of revenues include packaging and distribution costs for our software licenses. Since we use the Internet to provide product updates and keys necessary to activate a customer's software, this is a minor cost. Cost of revenues also includes costs associated with the technical support group that provides assistance to maintenance customers. Finally, the category includes the costs we incur to provide professional services to customers. During the three months ended March 31, 1998, costs of revenues included the development of a professional services management team who then developed a billable consulting staff over the balance of the year. As a result of the growth in our professional services, our gross margin, which is represented by total revenues less costs of revenues expressed as a percentage of total revenues, decreased in the quarter-to-quarter period from 92% for the three months ended March 31, 1998 to 86% for the three months ended March 31, 1999.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the "X-Force," a team composed of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues.

Research and development expenses increased in absolute dollars from $1,636,000, or 27% of total revenues, in the quarter ended March 31, 1998 to $3,822,000, or 24% of total revenues, in the comparable quarter in 1999. We continue to increase these expenditures as we perceive primary research and product development as essential ingredients for retaining our leadership position in the market. These increases were due primarily to increases in personnel focused on our best-of-breed products, enterprise applications and research for future product offerings. Additionally, we began development efforts in connection with certain OEM arrangements. Under these arrangements, which were entered into during the second half of 1998, our products are to be incorporated into the OEM's products for which we are to receive a royalty. No significant revenues have yet been generated from these arrangements.

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of the ISS Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. In the quarter ended March 31, 1999, sales and marketing expenses were $7,825,000, or 49% of total revenues, compared with $4,648,000, or 77% of total revenues, in the quarter ended March 31, 1998. The absolute increases have occurred principally from our larger workforce, which has increased each quarter since 1997 both domestically and internationally. The decrease in sales and marketing expenses as a percentage of revenues continues a trend that occurred during 1998 as a higher percentage of the ISS enterprise sales force is achieving greater levels of productivity due to more experience and a broader enterprise offering of products.

General and administrative expenses in the quarter ended March 31, 1999 increased to $1,409,000, or 9% of our total revenues from $981,000, or 16% of our total revenues in the comparable quarter in 1998. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services and legal, accounting and other professional service fees. The increase in these expenses is attributable to our effort, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations as well as expansion of our facilities.

We recorded $251,000 of amortization expense in the three months ended March 31, 1999 related to goodwill and intangible assets resulting from the October 1998 acquisitions of March Information Systems, Inc., a United Kingdom-based developer of Windows NT and Unix-based security assessment technologies, and the technology assets of DbSecure, Inc., a developer of database security risk assessment software.

Income taxes

For the quarter ended March 31, 1999, we recorded a provision for income taxes of $75,000 related to our European operations. No provision for federal, state or foreign income taxes has been recorded for the United States and Asia/Pacific operations due to the existence of net

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


operating loss carryforwards. We have not recognized any benefit from the future use of loss carryforwards for these periods or any other periods since our inception because management's evaluation of all the available evidence related to the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of continued profitable operations in the future contain risks that do not provide sufficient assurance to recognize such benefits currently.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operations in the first three months of 1999 of $3,798,000 included net income of $1,300,000 in the period plus $826,000 of non-cash expense charges. Additionally, $1,297,000 of net cash from operations associated with billings and collections resulted from an increase in accounts receivable of $1,396,000 associated with our growth which was offset by an increase of $2,693,000 in our deferred revenue account balance. The increase in deferred revenue was due primarily to growth in annual maintenance contracts and term licenses.

Investment in equipment totaled $1,222,000 in the first three months of 1999 as we continued to provide existing and new personnel with the necessary hardware and software tools to perform their job functions.

Cash provided by financing activities of $78,830,000 was primarily the result of our secondary stock offering that was consummated in March 1999. The net proceeds resulting from the stock offering were $77,397,000.

As of March 31, 1999, we had $133,976,000 of cash and cash equivalents, consisting primarily of Unites States government agency securities, money market accounts and short-term, commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. We expect to evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. Although we have not identified any specific businesses, products or technologies that we intend to acquire or invest in, and there any not any current agreements or negotiations with respect to any such transactions, from time to time we expect to evaluate such opportunities. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest available cash in short-term, investment grade, interest-bearing investments.


YEAR 2000


We have reviewed our products and believe that they are designed to properly function through and beyond the year 2000. Furthermore, we only support the current and the most recent prior version of our products. While we have conducted tests of our software and have informed our customers that our products are Year 2000 compliant, we cannot guarantee that our products, particularly when they incorporate third-party software, will contain all date code changes necessary to ensure Year 2000 compliance.

In addition, we use several internal management and other information systems in the operation of our business. Since we have experienced most of our growth in systems and personnel since

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


January 1, 1997, purchases and upgrades of systems have occurred principally since 1997. Internal systems for financial, human resources and sales reporting, as well as telephone, voice mail and other office support systems, have all been purchased since 1998 and are reflected in either the balance sheet as property and equipment or expensed under our standard policy. We used our best efforts to ensure that these new systems are Year 2000 compliance.

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

Based on available information, we do not believe any material exposure to significant business interruptions exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on our business, financial condition or results of operations. Accordingly, we have not adopted any formal contingency plan in the event we do not achieve Year 2000 compliance.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(d)      Use of Proceeds.

         (1) On March 23, 1998 the Company's Registration Statement on Form S-1, SEC Registration No. 333-44529 (the "IPO Registration Statement") was declared effective by oral order of the SEC. Net proceeds to the Company from the Offering were $61,547,200. During the three months ended March 31, 1999 the Company used approximately $708,800 of the proceeds from the Offering toward general corporate purposes, including working capital. The remaining $52,585,400 of the proceeds remain in temporary investments consisting of money market accounts available on a daily basis, U.S. Government agency investments and short-term, commercial paper.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

(a)      Exhibits.

         27       Financial Data Schedule (for SEC use only)

         99 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statements for Forward-Looking Statements

(b)      Reports on Form 8-K.

         ISS filed no reports on Form 8-K during this reporting period

                                 ISS GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ISS GROUP, INC.
                                               ---------------
                                                (Registrant)



Date:   May 13, 1999             By /s/ Richard Macchia
     ----------------------         --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)