Form 10-Q
period 1999-06-30
ISS GROUP INC
filed 1999-08-13
CIK 1053148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 1999
                                        ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

                    Commission File Number ________________

                                 ISS GROUP, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                                          58-2362189
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                  Number of Shares Outstanding
         Title of each class                                         as of August 12, 1999
-------------------------------------                             ----------------------------
   Common Stock, $0.001 par value                                       37,985,638

                                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                                            NUMBER
                                                                                          ------
Item 1   Consolidated Financial Statements:

         Consolidated Statements of Operations for the Three Months
         and Six Months ended June 30, 1999 and June 30, 1998.............................. 3

         Consolidated Balance Sheets at June 30, 1999 and
         December 31, 1998................................................................. 4

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 1999 and June 30, 1998...................................... 5

         Notes to Consolidated Financial Statements........................................ 6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................................... 8

PART II. OTHER INFORMATION

Item 1   Legal Proceedings................................................................. 14

Item 2   Changes in Securities and Use of Proceeds......................................... 14

Item 4   Submission of Matters to a Vote of Security Holders............................... 14

Item 6   Exhibits and Reports on Form 10-Q................................................. 15

                         ISS GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                         -----------------------       ---------------------
                                                           1999           1998          1999          1998
                                                         --------       --------       -------      --------
Revenues:
     Perpetual licenses                                  $ 11,336       $  5,559       $22,286      $ 10,434
     Subscriptions                                          3,904          1,487         7,391         2,656
     Professional services                                  1,709            285         3,258           314
                                                         --------       --------       -------      --------
                                                           16,949          7,331        32,935        13,404

Costs and expenses:
     Costs of revenues                                      2,369            892         4,555         1,405
     Research and development                               4,469          1,832         8,291         3,468
     Sales and marketing                                    8,253          5,431        16,079        10,079
     General and administrative                             1,372          1,100         2,781         2,081
     Amortization                                             248             --           498            --
                                                         --------       --------       -------      --------
                                                           16,711          9,255        32,204        17,033

Operating income (loss)                                       238         (1,924)          731        (3,629)
Interest income, net                                        1,537            841         2,419           907
Income (loss) before income taxes                           1,775         (1,083)        3,150        (2,722)
Provision for income taxes                                   (125)            --          (200)           --
                                                         --------       --------       -------      --------
Net income (loss)                                        $  1,650       $ (1,083)      $ 2,950      $ (2,722)
                                                         ========       ========       =======      ========


Basic net income (loss) per share of Common Stock        $   0.04       $  (0.03)      $  0.08      $  (0.11)
                                                         ========       ========       =======      ========
Diluted net income (loss) per share of Common Stock      $   0.04       $  (0.03)      $  0.07      $  (0.11)
                                                         ========       ========       =======      ========

Weighted average number of shares:
   Basic                                                   37,862         33,730        36,707        25,606
                                                         ========       ========       =======      ========
   Diluted                                                 40,906         33,730        39,889        25,606
                                                         ========       ========       =======      ========

Unaudited pro forma net income (loss) per share of
   Common Stock                                                                                     $  (0.09)
                                                                                                    ========

Unaudited weighted average number of shares used in
  calculating unaudited pro forma net loss per
  share of Common Stock                                                                               30,834
                                                                                                    ========

                                 ISS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                     JUNE 30, 1999     DECEMBER 31, 1998
                                                                     -------------     -----------------
                                                                      (UNAUDITED)          (AUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                          $ 133,608            $ 52,632
   Accounts receivable, less allowance for doubtful accounts
       of $407 and $287, respectively                                    14,959              12,586
   Prepaid expenses and other current assets                              1,547                 743
                                                                      ---------            --------
       Total current assets                                             150,114              65,961

Property and equipment:
   Computer equipment                                                     6,030               4,370
   Office furniture and equipment                                         1,923               1,027
   Leasehold improvements                                                   519                 275
                                                                      ---------            --------
                                                                          8,472               5,672
   Less accumulated depreciation                                          3,035               1,655
                                                                      ---------            --------
                                                                          5,437               4,017

Goodwill, less accumulated amortization of $239
  and $77, respectively                                                   2,933               3,094
Other intangibles, less accumulated amortization of $490
   and $154, respectively                                                 4,355               4,692
Other assets                                                                525                 257
                                                                      ---------            --------
      Total assets                                                    $ 163,364            $ 78,021
                                                                      =========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   1,349            $    692
   Accrued expenses                                                       3,149               4,202
   Deferred revenues                                                     10,296               6,678
                                                                      ---------            --------
      Total current liabilities                                          14,794              11,572

Non-current liabilities                                                     110                 134

Stockholders' equity:
   Common stock, $.001 par value, 120,000,000 shares authorized,
    37,954,000 and 34,584,000 issued and outstanding,
    respectively                                                             38                  35
   Additional paid-in captial                                           155,278              76,092
   Deferred compensation                                                   (475)               (662)
   Cumulative adjustment for currency revaluation                           (39)                142
   Accumulated deficit                                                   (6,342)             (9,292)
                                                                      ---------            --------
     Total stockholders' equity                                         148,460              66,315
                                                                      ---------            --------
     Total liabilities and stockholders' equity                       $ 163,364            $ 78,021
                                                                      =========            ========

                                 ISS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                               1999           1998
                                                            ---------       --------
OPERATING ACTIVITIES
Net income (loss)                                               2,950       $ (2,722)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation                                                 1,380            458
   Amortization                                                   498             --
   Deferred compensation expense                                  187            360
   Deferred rent                                                  (24)           141
   Changes in assets and liabilities:
     Accounts receivable                                       (2,373)        (3,280)
     Prepaid expenses and other assets                         (1,072)          (503)
     Accounts payable and accrued expenses                       (396)          (501)
     Deferred revenues                                          3,618          2,232
                                                            ---------       --------
Net cash provided by (used in) operating activities             4,768         (3,815)

INVESTING ACTIVITIES
Purchases of property and equipment                            (2,800)        (1,770)
                                                            ---------       --------
Net cash used in investing activities                          (2,800)        (1,770)

FINANCING ACTIVITIES
Payments on long term debt                                         --           (140)
Proceeds from exercise of stock options                         1,792            179
Net proceeds from secondary offering                           77,397         61,547
                                                            ---------       --------
Net cash provided by financing activities                      79,189         61,586

Foreign currency impact on cash                                  (181)             5
                                                            ---------       --------
Net increase in cash and cash equivalents                      80,976         56,006
Cash and cash equivalents at beginning of period               52,632          3,929
                                                            ---------       --------
Cash and cash equivalents at end of period                  $ 133,608       $ 59,935
                                                            =========       ========


SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                      --       $      8
                                                            =========       ========

                                 ISS GROUP, INC
                    NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

         The accompanying consolidated financial statements of ISS Group, Inc. ("ISS" or "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998. Significant accounting policies disclosed therein have not changed.

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1999 and the consolidated results of its operations and cash flows for the six months ended June 30, 1999 and 1998. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

2.       Comprehensive Income

         Comprehensive income for the quarter ended June 30, 1999 aggregated $1,831,000. The effects of foreign exchange gains and losses arising from translations of assets and liabilities of our foreign operations into U.S. dollars at June 30, 1999 are included as a component of comprehensive income. Such amounts were $181,000 in the period ended June 30, 1999.

3.       Secondary Stock Offering

         On March 2, 1999, ISS completed a public offering of its Common Stock ("the Offering"). A total of 2,588,800 shares were sold in the Offering including 1,388,800 newly issued shares by the Company and 1,200,000 outstanding shares sold by existing stockholders. The Company did not receive any of the proceeds from the sale of stock by the selling stockholders. The shares were sold to the underwriting group in the Offering at a price of $59.00 per share which, after underwriters' discount and offering expenses, resulted in net proceeds to ISS of $77,397,000. The proceeds of the Offering are invested in short-term interest-bearing investments at June 30, 1999.

4.       Income (loss) per share

         On April 1, 1999, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend paid on May 19, 1999 to stockholders of record on May 5, 1999. Accordingly, all share and income (loss) per share amounts have been retroactively restated for this 100% stock dividend.

                                 ISS GROUP, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       Income (loss) per share (continued)

         Basic historical net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted historical net income (loss) per share was computed by dividing net income (loss) by the weighted average shares outstanding, including Common Stock equivalents if dilutive. For the quarter and six months ended June 30, 1998, options aggregating 4,688,000 were antidilutive and therefore were not included in the computation. For the quarter and six months ended June 30, 1999 weighted average shares included 3,045,000 and 3,189,000 shares, respectively, to reflect the dilutive impact of stock options.

         Pro forma loss per share for the quarter ended June 30, 1998 was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the conversion of the Redeemable, Convertible Preferred Stock into 5,737,000 shares of Common Stock as of January 1, 1998 instead of March 27, 1998 when such shares of preferred stock automatically converted into Common Stock.

5.       Commitments & Contingencies

         On July 13, 1999 ISS and Network Associates, Inc. announced that the patent infringement suit filed in July 1998 by Network Associates, Inc. against Internet Security Systems, Inc. (a wholly-owned subsidiary of
         ISS) was resolved to the parties' mutual satisfaction. The resolution of this previously pending litigation had no material adverse effect on the business, operating results, or financial condition of ISS.

                                 ISS GROUP, INC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

OVERVIEW


We are a leading source for e-business risk management solutions. Our Adaptive Security Management approach to Internet and network security protects distributed computing environments, such as internal corporate networks, inter-company networks and electronic commerce environments, from attacks, misuse and security policy violations. Our SAFEsuite(R) family of products is a critical element of an active Internet and networking security program within today's world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. Our business is focused on maintaining the latest security threat and vulnerability checks within our existing products, creating new products and providing technical and professional services that are consistent with our goal of providing enterprise solutions to address network security.

We generate the substantial portion of our revenues from our SAFEsuite family of products in the form of perpetual licenses and subscriptions. We recognize perpetual license revenues upon delivery of software or, if the customer has evaluation software, delivery of the software key and issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts are billable. Annual renewable maintenance is a separate component of each perpetual license agreement with revenue recognized ratably over the maintenance term. Subscription revenues include maintenance and term licenses including managed service arrangements. Term licenses allow customers to use our product and receive maintenance coverage for a specified period, generally 12 months. We recognize revenues from each subscription agreement ratably over the subscription term. Professional services, which are typically billed on a time-and-materials basis, assist in the successful deployment of our products within customer networks, the development of customers' security policies and the assessment of security policy decisions. We recognize professional services as such services are rendered.

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

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Our business has grown rapidly since 1995. Prior to the quarter ended March 31, 1999, we experienced net losses that had resulted, in large part, from significant costs incurred in the development and sales of our products and professional services. We expect to continue to expand our domestic and international sales and marketing operations, increase our investment in product development and our proprietary threat and vulnerability database, seek acquisition candidates that will enhance our products and market share, and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. All of these initiatives will increase operating expenses. As a result, while we narrowed our operating losses over the course of 1998 and achieved profitability in the first and second quarters of 1999, we cannot be certain that we can sustain such profitability.

Due to our fast growth in an emerging market, period-to-period comparisons of our operating results are not meaningful. Although we continue to experience significant revenue growth, we cannot assure our stockholders that such growth can be sustained and, therefore, investors should not rely on our past growth as a predictor of future performance. Rather, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing such risks and difficulties. See the risk factors included as Exhibit 99 to the Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the three months and six months ended June 30, 1999 and 1998:

                                  Three months ended          Six months ended
                                        June 30                   June 30
                                   1999         1998          1999         1998
                                  -----        -----         -----        -----
Licenses                           66.9%        75.8%         67.7%        77.9%
Subscriptions                      23.0%        20.3%         22.4%        19.8%
Professional services              10.1%         3.9%          9.9%         2.3%
                                  -----        -----         -----        -----
   Total revenues                 100.0%       100.0%        100.0%       100.0%
                                  -----        -----         -----        -----

Costs of revenues                  14.0%        12.1%         13.8%        10.5%
Research and development           26.3%        25.0%         25.2%        25.9%
Sales and marketing                48.7%        74.1%         48.8%        75.2%
General and administrative          8.1%        15.0%          8.5%        15.5%
Amortization                        1.5%          --           1.5%          --
                                  -----        -----         -----        -----
   Total costs and expenses        98.6%       126.2%         97.8%       127.1%
                                  -----        -----         -----        -----

Operating income (loss)             1.4%       (26.2)%         2.2%       (27.1)%

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


REVENUES

Our total revenues increased 131% to $16,949,000 for the three months ended June 30, 1999 and 146% to $32,935,000 on a year-to-date basis compared with the same periods in the prior year. Perpetual license revenues continued to be the primary source of revenue generation, but decreased as a percentage of total revenues from approximately 76% and 78% of total revenues in the three months and six months ended June 30, 1998, respectively, to 67% and 68% of total revenues in the three months and six months ended June 30, 1999, respectively.

Both subscription revenues and professional service revenues increased compared to the comparable periods in the prior year in both absolute dollars and as a percentage of total revenues. Subscription revenues, consisting of maintenance and term licenses of product usage, accounted for 23% and 22% of our total revenues in the three-month and six-month periods ended June 30, 1999, respectively, a 3% increase in percentage of total revenues over the comparable periods in the prior year. Professional services represented 10% of total revenues in both the three month and six month periods ended June 30, 1999 as we continued our initiative begun in 1998 to build our service capabilities to address the demand from our customers for implementation, training and consulting services.

Our suite of product offerings continues to provide increased product diversification, although there can be fluctuations on a quarterly basis. In the second quarter of 1999, licenses of our vulnerability assessment products were strong, representing 59% of our license revenues. Our intrusion detection product, RealSecure, represented 39% of license revenues for the second quarter and SAFEsuite Decisions, our enterprise security management application released in the fourth quarter of 1998, represented 2% of our license revenues. For the six months ended June 30, 1999 vulnerability assessment products comprised 51% of license revenues and intrusion detection represented 46%, with SAFEsuite Decisions comprising 3%. This compares to the first half of 1998 where vulnerability assessment products represented 72% of license revenues and intrusion detection products represented 28% of license revenues.

Geographically, we derived the majority of our revenues from sales to customers within North America; however, international operations continued to be a significant contributor to revenues, as revenues from customers outside of North America represented 26% of revenues in the first half of 1999, compared to 21% of total revenues for the comparable period in 1998.

COSTS AND EXPENSES

Costs of revenues include packaging and distribution costs for our software licenses. Since we use the Internet to provide product updates and keys necessary to activate a customer's software, this is a minor cost. Costs of revenues also include costs associated with the technical support group that provides assistance to maintenance customers. Finally, the category includes the costs we incur to provide professional services to customers. As a result of the growth in our professional services capabilities which began in 1998, our gross margin, represented by total revenues less costs of revenues expressed as a percentage of total revenues, decreased from 89% in the quarter ended June 30, 1998 and 88% in the first half of 1998 to 86% in the comparable periods of 1999.

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

Research and development expenses increased from $1,832,000, or 25% of total revenues, in the quarter ended June 30, 1998 to $4,469,000, or 26% of total revenues, in the comparable quarter in 1999. On a year-to-date basis, research and development expenses increased 139% to $8,291,000 in 1999 from $3,468,000 in 1998. We continue to increase these expenditures as we perceive primary research and product development as essential ingredients for retaining our leadership position in the market. These increases were due primarily to increases in personnel focused on our best-of-breed products, enterprise applications and research for future product offerings. Additionally, we continued our development efforts in connection with certain OEM arrangements. Under these arrangements entered into during the second half of 1998, we began to earn royalties, which are expected to increase to higher levels in future periods.

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of the ISS Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. In the quarter ended June 30, 1999, sales and marketing expenses were $8,254,000, or 49% of total revenues, compared with $5,431,000, or 74% of total revenues, in the quarter ended June 30, 1998. Year-to-date figures exhibit similar trends. The absolute increases have occurred principally from our larger workforce, which has increased each quarter since 1997 both domestically and internationally. The decrease in sales and marketing expenses as a percentage of total revenues continues a trend that occurred during 1998 as a higher percentage of the ISS enterprise sales force is achieving greater levels of productivity due to more experience in selling our products and a broader enterprise offering of enterprise products.

General and administrative expenses in the quarter ended June 30, 1999 increased to $1,372,000, or 8% of our total revenues from $1,100,000, or 15% of our total revenues in the comparable quarter in 1998. Year-to-date amounts reflect similar dollar and percentage trends. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services and legal, accounting and other professional service fees. The increase in these expenses in absolute dollars is attributable to our effort, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations, as well as the expansion of our facilities.

We recorded $498,000 of amortization expense in the six months ended June 30, 1999 related to goodwill and intangible assets resulting from the October 1998 acquisitions of March Information Systems, Inc., a United Kingdom-based developer of Windows NT and Unix-based security assessment technologies, and the technology assets of DbSecure, Inc., a developer of database security risk assessment software.

INCOME TAXES

We recorded a provision for income taxes of $125,000 and $200,000 for the quarter and six-month periods ended June 30, 1999, respectively, related to our European operations. No provision for federal, state or foreign income taxes has been recorded for the United States and

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Asia/Pacific operations due to the existence of net operating loss carryforwards. We have not recognized any benefit from the future use of loss carryforwards for these periods or any other periods since our inception because management's evaluation of all the available evidence related to the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of continued profitable operations in the future contain risks that do not provide sufficient assurance to recognize such benefits currently.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations in the first six months of 1999 was $4,768,000 and included net income of $2,950,000 and $2,041,000 of non-cash expense charges. Additionally, billings and collections generated additional cash as the increase in net accounts receivable in the first half of 1999 of $2,373,000 associated with our growth was more than offset by the $3,618,000 increase in deferred revenues. The increase in deferred revenues was due to growth in both annual maintenance contracts and term licenses.

Investment in equipment totaled $2,800,000 in the first half of 1999 as we continued to provide existing and new personnel with the necessary hardware and software tools to perform their job functions.

Cash provided by financing activities of $79,189,000 was primarily the result of our secondary stock offering that was consummated in March 1999. The net proceeds resulting from the stock offering were $77,397,000.

As of June 30, 1999, we had $133,608,000 of cash and cash equivalents, consisting primarily of United States government agency securities, money market accounts and short-term, commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. We expect to evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. Although we have not identified any specific businesses, products or technologies that we intend to acquire or invest in, and there any not any current agreements with respect to any such transactions, from time to time we expect to evaluate such opportunities. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest available cash in short-term, investment grade, interest-bearing investments.

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

We have either tested or contacted providers of various tools used in our product development process and the providers of desktop systems (primarily Microsoft) to determine that these recognized systems, such as Windows NT and Windows 95/98, will be Year 2000 compliant with appropriate fixes. We do not depend on any suppliers or manufacturers whose failure to be Year 2000 compliant would have any significant impact on our financial condition or results of operations. We have completed much of our Year 2000 project for these remaining items and expect to be completed by September 30, 1999. We do not expect to expend any significant funds to correct Year 2000 issues. Any minor expenses will be funded through cash provided by operations.

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

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On July 13, 1999, ISS and Network Associates, Inc. announced that the patent infringement suit filed by Network Associates, Inc. in July 1998 against Internet Security Systems, Inc. (a wholly-owned subsidiary of
         ISS) was resolved to the parties' mutual satisfaction. The resolution of this previously pending litigation had no material adverse effect on the business, operating results, or financial condition of ISS.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(d)      Use of Proceeds.

         (1) On March 23, 1998 the Company's Registration Statement on Form S-1, SEC Registration No. 333-44529 (the "IPO Registration Statement") was declared effective by oral order of the SEC. Net proceeds to the Company from this offering were $61,547,200. During the three months ended June 30, 1999, the Company used none of the proceeds from the offering for general or other corporate purposes. The remaining $52,585,400 of the proceeds remain in temporary investments consisting of money market accounts available on a daily basis, U.S. Government agency investments and short-term, commercial paper.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of ISS Group, Inc. was held on Tuesday, May 25, 1999.

                  The first matter submitted to a vote of the stockholders at this meeting was the election of two directors to serve a three-year term ending in the year 2002. Richard S. Bodman and Kevin J. O'Connor were elected at the Annual Meeting by the holders of Common Stock by the following votes: (a) Mr.
                  Bodman: 15,332,049 votes for and 21,630 votes withheld, and
                  (b) Mr. O'Connor: 14,030,713 votes for and 1,322,966 votes withheld. There were no broker non-votes for purposes of any such votes.

                  The second matter submitted to a vote and approved by the shareholders was the approval of a series of amendments to the Restated 1995 Stock Incentive Plan. The vote was as follows:
                  (a) Voting for: 11,708,334 shares, (b) Voting Against:
                  3,629,578 shares, and (c) Abstentions: 15,767 shares.

                  The third matter submitted to a vote and approved by the stockholders was the approval of the 1999 Employee Stock Purchase Plan. The vote was as follows: (a) Voting for:
                  15,197,616 shares, (b) Voting Against: 136,971 shares, and (c)
                  Abstentions: 19,092 shares.

                  The fourth matter submitted to a vote and approved by the stockholders was the approval of an amendment to the Company's Certificate of Incorporation, which increased the number of authorized shares of Common Stock of the Company from 50,000,000 to 120,000,000. The vote was as follows: (a) Voting for:

                                OTHER INFORMATION

                  14,092,697 shares, (b) Voting Against: 1,250,079 shares, and
                  (c) Abstentions: 10,903 shares.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                            ISS GROUP, INC.
                                            ---------------
                                             (Registrant)



Date:   August 13, 1999                 By  /s/ Richard Macchia
     ------------------------             --------------------------------------
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)