Form 10-Q
period 1999-09-30
ISS GROUP INC
filed 1999-10-29
CIK 1053148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          September 30, 1999
                                        --------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to
                                        -------------     ---------------

                      Commission File Number
                                             ---------------

                                ISS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            58-2362189
    ------------------------------                        -------------------
      (State or jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                6600 PEACHTREE-DUNWOODY ROAD, 300 EMBASSY ROW,
                       SUITE 500, ATLANTA, GEORGIA 30328
                ----------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code (678) 443-6000


                                 NOT APPLICABLE
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding
         Title of each class                       as of October 22, 1999
   ------------------------------              ----------------------------
   Common Stock, $0.001 par value                        40,626,751



                                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                                          NUMBER
                                                                                        ------
Item 1   Consolidated Financial Statements:

         Consolidated Statements of Operations for the Three Months
         and Nine Months ended September 30, 1999 and September 30, 1998.....................3

         Consolidated Balance Sheets at September 30, 1999 and
         December 31, 1998...................................................................4

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 1999 and September 30, 1998..............................5

         Notes to Consolidated Financial Statements..........................................6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................................10

PART II. OTHER INFORMATION

Item 1   Legal Proceedings..................................................................16

Item 2   Changes in Securities and Use of Proceeds..........................................16

Item 6   Exhibits and Reports on Form 10-Q..................................................16


                        ISS GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                 ------------------------------           ---------------------
                                                                    1999                 1998             1999             1998
                                                                 -----------           --------        --------           -------
Revenues:
     Product licenses and sales                                  $    19,200           $  8,335        $ 51,264          $ 23,146
     Subscriptions                                                     6,202              3,312          16,582             8,070
     Professional services                                             4,599              2,165          12,409             4,897
                                                                 -----------           --------        --------          --------
                                                                      30,001             13,812          80,255            36,113
Costs and expenses:
     Cost of revenues:
          Product                                                      5,055              1,419          12,529             4,984
          Subscription and service                                     4,801              3,068          13,051             7,355
                                                                 -----------           --------        --------          --------
     Total cost of revenues                                            9,856              4,487          25,580            12,339

     Research and development                                          5,315              2,616          14,162             6,247
     Sales and marketing                                              10,991              6,511          30,589            18,040
     General and administrative                                        2,105              1,456           6,556             4,491
     Merger costs                                                      2,329                 --           2,329                --
     Amortization                                                        247                 --             746                --
                                                                 -----------           --------        --------          --------
                                                                      30,843             15,070          79,962            41,117

Operating income (loss)                                                 (842)            (1,258)            293            (5,004)
Interest income, net                                                   1,640                730           4,014             1,618
                                                                 -----------           --------        --------          --------
Income (loss) before income taxes                                        798               (528)          4,307            (3,386)
Provision for income taxes                                              (105)                --            (311)               --
                                                                 -----------           --------        --------          --------
Net income (loss)                                                $       693           $   (528)       $  3,996          $ (3,386)
                                                                 ===========           ========        ========          ========

Basic net income (loss) per share of Common Stock                $      0.02           $  (0.01)       $   0.10          $  (0.11)
                                                                 ===========           ========        ========          ========
Diluted net income (loss) per share of Common Stock              $      0.02           $  (0.01)       $   0.09          $  (0.11)
                                                                 ===========           ========        ========          ========
Weighted average number of shares:
   Basic                                                              40,582             36,343          39,710            30,909
                                                                 ===========           ========        ========          ========
   Diluted                                                            43,946             36,343          43,437            30,909
                                                                 ===========           ========        ========          ========
Unaudited pro forma net loss per share of
   Common Stock                                                                                                          $  (0.10)
                                                                                                                         ========
Unaudited weighted average number of shares used in
calculating unaudited pro forma net loss per share of Common Stock                                                         34,393
                                                                                                                         ========

                                ISS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except share amounts)



                                                                           September 30, 1999        December 31, 1998
                                                                           ------------------        -----------------
                                                                              (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                    $134,451                  $52,921
   Restricted cash                                                                    --                      135
   Accounts receivable, less allowance for doubtful accounts
       of $644 and $412, respectively                                             22,864                   16,590
   Inventory                                                                         487                       48
   Prepaid expenses and other current assets                                       2,107                      806
                                                                                --------                  -------
       Total current assets                                                      159,909                   70,500

Property and equipment:
   Computer equipment                                                              9,283                    5,706
   Office furniture and equipment                                                  4,469                    3,139
   Leasehold improvements                                                            862                      565
                                                                                --------                  -------
                                                                                  14,614                    9,410
   Less accumulated depreciation                                                   6,095                    3,265
                                                                                --------                  -------
                                                                                   8,519                    6,145

Goodwill, less accumulated amortization of $317
  and $77, respectively                                                            2,854                    3,094
Other intangibles, less accumulated amortization of $658
   and $154, respectively                                                          4,187                    4,692
Other assets                                                                         510                      293
                                                                                --------                  -------
      Total assets                                                              $175,979                  $84,724
                                                                                ========                  =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $  4,077                  $ 3,149
   Accrued expenses                                                                5,735                    4,941
   Deferred revenues                                                              14,917                    8,333
   Current portion of long-term debt and capital leases obligations                  607                      470
   Other current liabilities                                                         210                      450
                                                                                --------                  -------
      Total current liabilities                                                   25,546                   17,343

Long-term debt, including capital lease obligations                                  516                      742
Non-current liabilities                                                               94                      134
                                                                                --------                  -------
      Total liabilities                                                           26,156                   18,219

Stockholders' equity:
   Common stock, $.001 par value, 120,000,000 shares authorized,
    40,625,000 and 37,169,000 issued and outstanding,
    respectively                                                                      41                       37
   Additional paid-in captial                                                    155,813                   76,152
   Deferred compensation                                                           (382)                    (662)
   Cumulative adjustment for currency revaluation                                     13                      142
   Accumulated deficit                                                           (5,662)                  (9,164)
                                                                                --------                  -------
     Total stockholders' equity                                                  149,823                   66,505
                                                                                ========                  =======
     Total liabilities and stockholders' equity                                 $175,979                  $84,724
                                                                                ========                  =======

                                ISS GROUP, INC.
                     Consolidated Statements of Cash Flows
                             (amounts in thousands)
                                  (unaudited)


                                                                                 Nine Months ended
                                                                         -----------------------------
                                                                           9/30/99            9/30/98
                                                                         ----------         ----------
                                                                                  (restated)
OPERATING ACTIVITIES
Net income (loss)                                                          $  3,996           $  (3,386)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                               2,807               1,427
   Amortization                                                                 746                  --
   Deferred compensation expense                                                280                 540
   Other non-cash expense                                                       (36)                133
   Changes in assets and liabilities:
     Accounts receivable                                                     (6,171)             (3,362)
     Inventory                                                                 (439)                132
     Prepaid expenses and other assets                                       (1,501)               (530)
     Accounts payable and accrued expenses                                    1,676                (135)
     Deferred revenues and customer deposits                                  6,584               2,907
                                                                           --------            --------
Net cash provided by (used in) operating activities                           7,942              (2,274)

INVESTING ACTIVITIES
Purchases of property and equipment                                          (4,787)             (3,094)
                                                                           --------            --------
Net cash used in investing activities                                        (4,787)             (3,094)

FINANCING ACTIVITIES
Net proceeds from (payments on) long term debt                                 (193)                222
Net borrowings (payments) under line of credit                                  210                (125)
Payments on long term debt and capital leases                                  (200)               (266)
Capital transactions of merged entity                                          (972)               (202)
Proceeds from exercise of stock options                                       2,262                 185
Net proceeds from secondary and initial public offering                      77,397              61,547
                                                                           --------            --------
Net cash provided by financing activities                                    78,504              61,361

Foreign currency impact on cash                                                (129)                (36)
                                                                           --------            --------
Net increase in cash and cash equivalents                                    81,530              55,957
Cash and cash equivalents at beginning of period                             52,921               4,174
                                                                           --------            --------
Cash and cash equivalents at end of period                                 $134,451            $ 60,131
                                                                           ========            ========


SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                              $     82            $     79
                                                                           ========            ========
Capital lease obligations incurred during the period                       $    304            $    274
                                                                           ========            ========


                                 ISS GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Significant Accounting Policies

     The accompanying consolidated financial statements of ISS Group, Inc. ("ISS" or the "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998.

     ISS' goal is to provide an adaptive security management solution to network security. This approach entails continuous security risk monitoring and response to develop an active and informed network security policy. Our business includes maintaining the latest security threat and vulnerability checks within existing products and creating new products and services that are consistent with this approach.

     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1999 and the consolidated results of its operations and cash flows for the nine months ended September 30, 1999 and 1998. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

     The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements of ISS and Netrex, Inc. at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

     The Company's significant accounting policies have not changed since December 31, 1998; however, the operating results of ISS include the operations of Netrex, Inc. (see Business Combination footnote below). Therefore, the policies for revenue recognition and cost of sales are presented below to include the operations of Netrex:

     Revenue Recognition

     Product licenses and sales include ISS perpetual licenses and Netrex product sales. Perpetual license revenues are recognized upon (i) delivery of software or, if the customer has evaluation software, delivery of the software key, and (ii) issuance of the related license, assuming no significant vendor obligations or customer acceptance rights exist. For perpetual license agreements when payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts are billable. Netrex product sales consist of software developed by third-party partners, combined in some instances with associated hardware appliances and partner maintenance services. These sales are recognized upon shipment to the customer.

     Subscription revenues include maintenance, term licenses and managed services. Annual renewable maintenance is a separate component of ISS perpetual license agreements with revenues recognized ratably over the maintenance contract term. Term licenses allow customer use of the product and maintenance for a specified period, generally 12 months, for which revenues are also recognized ratably over the contract term. Managed services consist of Netrex ePatrol security monitoring services of information assets and systems and are recognized as such services as provided. Professional service revenues, including consulting and training, are recognized as such services are performed.

                                 ISS GROUP, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Cost of Revenues

     Cost of revenues includes the cost of products and services. Cost of products represents the cost of product sales due to Netrex partners. ISS incurs this expense upon recognition of the associated product revenues. Cost of services includes the cost of technical support groups who provide assistance to customers with maintenance agreements, the operations center costs of providing managed services, and the costs related to professional services and training.

2.   Business Combinations

     In August 1999, ISS executed a definitive agreement to acquire privately held Netrex, Inc. which is based in Southfield, Michigan. Founded in 1992 with a current services customer base of more than 500 customers, Netrex is a leading provider of remote, security monitoring services of digital assets under the ePatrol name. Upon closing the acquisition in August 1999, approximately 2,450,000 unregistered shares of ISS stock were issued in exchange for all of the outstanding stock of Netrex. Additionally, options outstanding under the Netrex Stock Plan were assumed by ISS resulting in approximately 510,000 additional ISS shares being reserved for outstanding grants under the Netrex Stock Plan. These Netrex Plan options had exercise prices ranging from $3.15 to $5.46 per share of ISS common stock. These options generally vest in annual or quarterly installments over four years measured from the date of grant. The acquisition is being accounted for using the pooling-of-interests method of accounting. The consolidated financial statements of ISS, including share and per share data, have been restated for all periods presented to include the results of Netrex with all intercompany transactions with ISS eliminated in such restatement.

     Netrex was a subchapter S Corporation for reporting income taxes. In general, the income or loss of a Subchapter S Corporation is passed through to its stockholders rather than being subjected to taxes at the corporate level.

                                 ISS GROUP, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Revenues and net income (loss) of the separate companies that includes periods preceding the Netrex merger were as follows:


                                                          Nine months ended           Three months ended
                                                            September 30                 September 30
                                                      ----------------------         ----------------------
                                                        1999          1998            1999           1998
                                                      -------        -------         -------        -------
     Total revenues
          ISS                                         $51,946        $22,834         $19,011        $ 9,430
          Netrex                                       28,309         13,279          10,990          4,382
                                                      -------        -------         -------        -------
              Total revenues, as reported             $80,255        $36,113         $30,001        $13,812
                                                      =======        =======         =======        =======

     Net income (loss)
          ISS                                         $ 4,836        $(3,305)        $ 1,886        $  (583)
          Netrex                                         (840)           (81)         (1,193)            55
                                                      -------        -------         -------        -------
          Combined                                    $ 3,996        $(3,386)        $   693        $  (528)

     Business combination expenses                      2,329             --           2,329             --
     Pro forma income tax expense                        (368)            --            (227)           (22)
                                                      -------        -------         -------        -------
     Pro forma net income (loss)                      $ 5,957        $(3,386)        $ 2,795        $  (550)
                                                      =======        =======         =======        =======



     Pro forma net income (loss) reflects adjustments to net income (loss) to record an estimated provision for income taxes for each period presented assuming Netrex was a taxpaying entity and excludes merger costs.

     In September 1999, ISS acquired privately-held NJH Security Consulting ("NJH"), which was based in Atlanta, Georgia. NJH is a consulting firm focused on providing information security services to organizations worldwide. NJH provides a technology foundation to provide an outsource solution for the automatic detection and management of customers' security risks using ISS software solutions. This technology is being incorporated into the ISS ePatrol monitoring services. Upon closing the acquisition in September 1999, approximately 142,000 unregistered shares of ISS common stock with a value of approximately $3.9 million were issued in exchange for all of the outstanding stock of NJH. The transaction is being accounted for using the pooling-of-interests method of accounting; however, this transaction was not material to ISS' consolidated operations and financial position and, therefore, the operating results of ISS have not been restated for this transaction. The operating results of ISS include the results of operations of NJH since the date of acquisition.

     The consolidated statements of operations include merger costs of $2,329,000 in 1999 that represent the direct out-of-pocket costs of these business combinations. These costs are principally investment advisor, legal and accounting fees.

     As part of the terms of these acquisitions, ISS has filed a shelf registration statement on Form S-3 covering 724,000 shares issued in connection with the acquisitions of Netrex and NJH, which it anticipates will be effective in the fourth quarter of 1999.

                                 ISS GROUP, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.   Comprehensive Income

     Comprehensive income for the quarter and nine months ended September 30, 1999 aggregated $745,000 and $4,125,000, respectively. The effects of foreign exchange gains and losses arising from translations of assets and liabilities of foreign operations into U.S. dollars at September 30, 1999 are included as a component of comprehensive income. Such amounts were $52,000 and $129,000 in the quarter and nine months ended September 30, 1999, respectively.

4.   Secondary Stock Offering

     On March 2, 1999, ISS completed a public offering of its Common Stock (the "Offering"). A total of 5,177,600 shares were sold in the Offering including 2,777,600 newly issued shares by the Company and 4,400,000 outstanding shares sold by existing stockholders. The Company did not receive any of the proceeds from the sale of stock by the selling stockholders. The shares were sold to the underwriting group in the Offering at a price of $29.50 per share which, after underwriters' discount and offering expenses, resulted in net proceeds to ISS of $77,397,000. The proceeds of the Offering are invested in short-term, interest-bearing investments at September 30, 1999.

5.   Income (loss) per share

     On April 1, 1999, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend paid on May 19, 1999 to stockholders of record on May 5, 1999. Accordingly, all share and income (loss) per share amounts have been retroactively restated for this 100% stock dividend.

     Basic historical net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding. Diluted historical net income (loss) per share was computed by dividing net income (loss) by the weighted average shares outstanding, including Common Stock equivalents if dilutive. For the quarter and nine months ended September 30, 1998, options aggregating 4,955,000 were antidilutive and therefore were not included in the computation. For the quarter and nine months ended September 30, 1999 weighted average shares included 3,363,000 and 3,726,000 shares, respectively, to reflect the dilutive impact of stock options.

     Pro forma net loss per share for the nine months ended September 30, 1998 was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding plus the conversion of the Redeemable, Convertible Preferred Stock into 5,737,000 shares of Common Stock as of January 1, 1998 instead of March 27, 1998 when such shares of preferred stock automatically converted into Common Stock.

6.   Commitments & Contingencies

     On July 13, 1999 ISS and Network Associates, Inc. announced that the patent infringement suit filed in July 1998 by Network Associates, Inc. against Internet Security Systems, Inc. (a wholly owned subsidiary of ISS) was resolved to the parties' mutual satisfaction. The resolution of this previously pending litigation had no material adverse effect on the business, operating results, or financial condition of ISS.

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

OVERVIEW


We are a leading source for e-business security management solutions. Our Adaptive Security Management approach to information security protects distributed computing environments, such as internal corporate networks, inter-company networks and electronic commerce environments, from attacks, misuse and security policy violations, while ensuring the confidentiality, privacy, integrity and availability of proprietary information. We deliver an end-to-end security management solution through our SAFEsuite security management platform coupled with around-the-clock remote security monitoring through our ePatrol managed services offerings. Our SAFEsuite family of products is a critical element of an active Internet and networking security program within today's world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. ePatrol currently provides remote management of the industry's best-of-breed security technology including firewalls, virtual private networks or VPNs, anti-virus and URL filtering software, security assessment and intrusion detection systems. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers' needs and providing professional and managed services.

We generate a majority of our revenues from our SAFEsuite family of products in the form of perpetual licenses and subscriptions, and sales of best of breed technology products developed by our partners. We recognize perpetual license revenues from ISS developed products upon delivery of software or, if the customer has evaluation software, delivery of the software key and issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts are billable. Product sales, consisting of software developed by third-party partners combined in some instances with associated hardware appliances and partner maintenance services, are recognized upon shipment to the customer. If maintenance is subcontracted, as with partner maintenance services, the revenue less the related subcontract expense is recognized when the contract is placed in service.

Annual renewable maintenance is a separate component of each perpetual license agreement for ISS products with revenue recognized ratably over the maintenance term. Subscription revenues include maintenance, term licenses, and managed service arrangements. Term licenses allow customers to use our products and receive maintenance coverage for a specified period, generally 12 months. We recognize revenues from these term agreements ratably over the subscription term. Managed services consist of Netrex ePatrol monitoring services of information assets and systems and are recognized as such services as provided.

                                ISS GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Professional service revenues include consulting services and training. Consulting services, typically billed on a time-and-materials basis, assist in the successful deployment of our products within customer networks, the development of customers' security policies and the assessment of security policy decisions. We recognize such professional service revenues as they are rendered.

We believe that our total solutions approach requires us to grow all of our revenue categories. This includes our products and managed services offerings, as well as maintenance and professional services and training. While we expect the expansion of these product and service offerings to originate primarily from internal development, our strategy includes acquiring products and technologies that fit within our product strategy and that potentially accelerate the timing of the commercial introduction of such products and technologies. Over the last 12 months, we have made four different acquisitions, each of which included such products or technologies.

Two of these acquisitions, Netrex, Inc. and NJH Security Consulting, were completed in the third quarter of 1999. Founded in 1992 with a current services customer base of more than 500 customers, Netrex is a leading provider of remote, security monitoring services of digital assets under the ePatrol name. NJH Security Consulting includes a technology foundation to provide an outsourced solution for the automatic detection and management of customer' security risks using ISS software solutions. This technology is being incorporated into our ePatrol monitoring services. These transactions are being accounted for using the pooling-of-interests method of accounting. Our consolidated financial statements have been restated for all periods presented to include the results of Netrex.

Our business has grown rapidly since 1995. We expect to continue to expand our domestic and international sales and marketing operations, increase our investment in product development and our proprietary threat and vulnerability database, seek acquisition candidates that will enhance our products and market share, and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. All of these initiatives will increase operating expenses. As a result, while we narrowed our operating losses over the course of 1998 and achieved profitability during the first three quarters of 1999, we cannot be certain that we can sustain such profitability.

Due to our fast growth in an emerging market, period-to-period comparisons of our operating results are not meaningful. Although we continue to experience significant revenue growth, we cannot assure our stockholders that such growth can be sustained and, therefore, investors should not rely on our past growth as a predictor of future performance. Rather, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing such risks and difficulties. Stockholders should carefully review the risk factors included as Exhibit 99 to this Quarterly Report on Form 10-Q.

                                ISS GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the three months and nine months ended September 30, 1999 and 1998:

                                                    Three months ended                 Nine months ended
                                                        September 30                     September 30
                                                   --------------------              --------------------
                                                   1999            1998              1999            1998
                                                   ----            ----              ----            ----
Product and license sales                         64.0%           60.3%             63.9%           64.1%
Subscriptions                                     20.7%           24.0%             20.7%           22.3%
Professional services                             15.3%           15.7%             15.4%           13.6%
                                                 -----           -----             -----           -----
   Total revenues                                100.0%          100.0%            100.0%          100.0%
                                                 -----           -----             -----           -----

Cost of revenues                                  32.8%           32.5%             31.9%           34.2%
Research and development                          17.7%           18.9%             17.6%           17.3%
Sales and marketing                               36.6%           47.1%             38.1%           50.0%
General and administrative                         7.0%           10.5%              8.2%           12.4%
Merger costs                                       7.8%            0.0%              2.9%            0.0%
Amortization                                       0.8%            0.0%              0.9%            0.0%
                                                 -----           -----             -----           -----
   Total costs and expenses                      102.8%          109.1%             99.6%          113.9%
                                                 -----           -----             -----           -----
Operating income (loss)                           (2.8)%          (9.1)%             0.4%          (13.9)%


REVENUES

Our total revenues increased 117% to $30,001,000 for the three months ended September 30, 1999 and 122% to $80,255,000 on a year-to-date basis compared with the same periods in the prior year. Product and license sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation, and increased as a percentage of total revenues from approximately 60% in the three months ended September 30, 1998 to 64% in 1999. This increase was due to lower levels of Netrex product sales in the third quarter of 1998. For the nine months ended September 30, 1998 and 1999, product and license sales as a percentage of total revenues remained consistent at 64%. We continued to add significant functionality to our SAFEsuite product family, providing customers with more powerful and easier-to-use solutions for security management across the enterprise. The sales of partner software and hardware appliances are a part of our total solution approach whereby we provision partner products to provide a single solution source for our customers.

Both subscription revenues and professional service revenues increased in dollar amounts compared to the comparable periods in the prior year. Subscription revenues consisting of maintenance, term licenses of product usage and managed services accounted for 21% of our total revenues in both the three month and nine month periods ended September 30, 1999. This percentage was less than the respective 1998 periods as relatively lower Netrex product sales in the third quarter of 1998 made the other revenue categories disproportionately high. Professional services, represented 15% of total revenues in both the three and nine month periods ended September 30, 1999 as we continued to build our service capabilities to address the demand from our customers for implementation, training and consulting services.

                                ISS GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Geographically, we derived the majority of our revenues from sales to customers within North America; however, international operations continued to be a significant contributor to revenues, as revenues from customers outside of North America represented 18% and 17% of revenues in the three and nine month periods ended September 30, 1999, respectively, compared to 15% and 12% of total revenues for the comparable periods in 1998.

COSTS AND EXPENSES

Costs of revenues consist of several components. The largest component is the cost of product sales representing payment to Netrex partners for product sales. The other important component is cost of services. This includes the cost of technical support groups who provide assistance to customers with maintenance agreements, the operations center costs of providing managed services and the costs related to professional services and training. As Netrex carries a significant portion of its costs in cost of product revenues, our gross margin, represented by total revenues less cost of revenues expressed as a percentage of total revenues fluctuates depending on the level of Netrex product sales. This explains most of the fluctuation in gross profit between 66% and 68% in the various periods of 1998 and 1999.

Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the "X-Force," our internal team composed of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues.

Research and development expenses increased from $2,616,000, or 19% of total revenues, in the quarter ended September 30, 1998 to $5,315,000, or 18% of total revenues, in the comparable quarter in 1999. On a year-to-date basis, research and development expenses increased 127% to $14,162,000 in 1999 from $6,247,000 in 1998 while remaining at a consistent percentage of total revenues. We continue to increase these expenditures as we perceive primary research and product development and managed service offerings as essential ingredients for retaining our leadership position in the market. These increases were due primarily to increases in personnel focused on our best-of-breed products, enterprise applications and research for future product offerings.

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of the our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. In the quarter ended September 30, 1999, sales and marketing expenses were $10,991,000 or 37% of total revenues, compared to $6,511,000 or 47% of total revenues, in the quarter ended September 30, 1998. Year-to-date figures exhibit similar trends. The increases in dollar amounts have occurred principally from our larger workforce, which has increased each quarter since 1997, both domestically and internationally. The decrease in sales and marketing expenses as a percentage of total revenues continues a trend that began during 1998 as a higher percentage of our sales force is achieving greater levels of productivity due to more experience in selling our broadening enterprise offering of products and services.

                                ISS GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


General and administrative expenses in the quarter ended September 30, 1999 increased to $2,105,000, or 7% of our total revenues from $1,456,000, or 11% of our total revenues in the comparable quarter in 1998. Year-to-date amounts reflect similar dollar and percentage trends. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services and legal, accounting and other professional service fees. The increase in these expenses in absolute dollars is attributable to our effort, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations, as well as the expansion of our facilities.

Merger costs of $2,329,000 represent the direct out-of-pocket costs of two acquisitions completed in the third quarter of 1999. These costs are principally investment advisor, legal and accounting fees.

We recorded $746,000 of amortization expense in the nine months ended September 30, 1999 related to goodwill and intangible assets resulting from the October 1998 acquisitions of March Information Systems, Inc., a United Kingdom-based developer of Windows NT and Unix-based security assessment technologies, and the technology assets of DbSecure, Inc., a developer of database security risk assessment software.

INCOME TAXES

We recorded a provision for income taxes of $105,000 and $311,000 for the quarter and nine month periods ended September 30, 1999, respectively, related to our European operations. No provision for federal, state or foreign income taxes has been recorded for the United States and Asia/Pacific operations due to the existence of net operating loss carryforwards, or, in the case of Netrex for periods prior to our merger, its Subchapter S status. We have not recognized any benefit from the future use of loss carryforwards for these periods or any other periods since our inception because management's evaluation of all the available evidence related to the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of continued profitable operations in the future contain risks that do not provide sufficient assurance to recognize such benefits currently.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations in the first nine months of 1999 was $7,942,000 and included net income of $3,996,000 and $3,797,000 of non-cash expense charges. Billings and collections generated additional cash as the increase in net accounts receivable in the nine months of 1999 of $6,171,000 associated with our growth was more than offset by the $6,584,000 increase in deferred revenues. The increase in deferred revenues was due principally to growth in both annual maintenance contracts and term licenses.

Investment in equipment totaled $4,787,000 in the nine months of 1999 as we continued to provide existing and new personnel with the necessary hardware and software tools to perform their job functions.

Cash provided by financing activities of $78,504,000 was primarily the result of our secondary stock offering that was consummated in March 1999. The net proceeds resulting from the stock offering were $77,397,000.

                                ISS GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


As of September 30, 1999, we had $134,451,000 of cash and cash equivalents, consisting primarily of United States government agency securities, money market accounts and short-term, commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. We expect to evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. Although we have not identified any specific businesses, products or technologies that we intend to acquire or invest in, nor are there any current agreements with respect to any such transactions, from time to time we expect to evaluate such opportunities. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in short-term, investment grade, interest-bearing investments.

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

In addition, we use several internal management and other information systems in the operation of our business. Since we have experienced most of our growth in systems and personnel since January 1, 1997, purchases and upgrades of systems have occurred principally since 1997. Internal systems for financial, human resources and sales reporting, as well as telephone, voice mail and other office support systems, have all been purchased since 1998 and are reflected in either the balance sheet as property and equipment or expensed under our standard policy. We used our best efforts to ensure that these new systems are Year 2000 compliant.

We have either tested or contacted providers of various tools used in our product development process and the providers of desktop systems (primarily Microsoft) to determine that these recognized systems, such as Windows NT and Windows 95/98, will be Year 2000 compliant with appropriate fixes. We do not depend on any suppliers or manufacturers whose failure to be Year 2000 compliant would have any significant impact on our financial condition or results of operations. The majority of our Year 2000 project was complete as of September 30, 1999. We anticipate completing the remaining few items by October 31, 1999. We do not expect to expend any significant funds to correct Year 2000 issues. Any minor expenses will be funded through cash provided by operations.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


(d)     Use of Proceeds.

        (1) On March 23, 1998 the Company's Registration Statement on Form S-1, SEC Registration No. 333-44529 (the "IPO Registration Statement") was declared effective by oral order of the SEC. Net proceeds to the Company from this offering were $61,547,200. During the three months ended September 30, 1999, the Company used none of the proceeds from the offering for general or other corporate purposes. The remaining $52,585,400 of the proceeds remain in temporary investments consisting of money market accounts available on a daily basis, U.S. Government agency investments and short-term, commercial paper.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

         27       Financial Data Schedule (for SEC use only)

         99       Private Securities Litigation Reform Act of 1995
                  Safe Harbor Compliance Statements for Forward-Looking
                  Statements

(b)      Reports on Form 8-K.

         A report on Form 8-K was filed on September 15, 1999, with respect to the acquisition of Netrex Inc.

                                ISS GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      ISS GROUP, INC.
                                                      ---------------
                                                       (Registrant)



Date:    October 29, 1999                    By /s/ Richard Macchia
         ----------------                       --------------------------------
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)