Form 10-K
period 1999-12-31
ISS GROUP INC
filed 2000-03-30
CIK 1053148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

                         Commission file number 0-23655
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

                              Yes  [X]      No  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 24, 2000 as reported on the Nasdaq National Market, was approximately $3.9 billion (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

    As of March 24, 2000, the Registrant had 41,766,717 outstanding shares of Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                    BUSINESS

OVERVIEW

     We are a leading global provider of security management solutions for protecting e-business. Our Adaptive Security Management approach to information security protects distributed computing environments, such as internal corporate networks, inter-company networks and electronic commerce environments, from attacks, misuse and security policy violations, while ensuring the confidentiality, privacy, integrity and availability of proprietary information. We deliver an end-to-end security management solution through our SAFEsuite security management platform coupled with around-the-clock remote security monitoring through our industry-leading managed security services offerings, consulting and education services.

     Our SAFEsuite family of products is a critical element of an active Internet and networking security program within today's world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. We currently provide remote management of the industry's best-of-breed security technology including firewalls, VPNs, anti-virus and URL filtering software, security assessment and intrusion detection systems.

     ISS is a trusted security provider to its customers, protecting digital assets and ensuring the availability, confidentiality and integrity of computer systems and information critical to e-business success. ISS' lifecycle security management solutions' protect more than five thousand customers including 21 of the 25 largest US commercial banks, 9 of the 10 largest telecommunications companies and over 35 government agencies. We also have established strategic relationships with industry leaders, including Check Point, GTE, IBM, MCI WorldCom (Embratel), iXL, BellSouth, Microsoft, Nortel and Nokia to enable worldwide distribution of our core monitoring technology.

INDUSTRY BACKGROUND

     Network computing has evolved from client/server-based local area networks to distributed computing environments based on the integration of inter-company wide area networks via the Internet. The proliferation and growth of corporate intranets and the increasing importance of electronic commerce have dramatically increased the openness of computer networks, with the Internet becoming a widely accepted platform for many business-to-business, or B2B, and direct-to-customer, or B2C, transactions. International Data Corporation ("IDC") estimates that the number of Internet users will grow from 132 million in 1999 (up from 97 million in 1998) to 320 million in 2002, and that the value of electronic commerce transactions will grow from $67 billion to $426 billion over the same period. Additionally, it estimates that the number of devices accessing the Web will increase from 120 million in 1998 to 515 million in 2002. To capitalize on these trends, organizations of all sizes and types are increasingly connecting their enterprise networks to the Internet to facilitate and support strategic business objectives, often called "e-business" in the popular press, including:

     - business process re-engineering -- both inter- and intra-company processes -- on a massive scale;

     - "buy-side" activities such as supply chain partner integration; on-line purchasing and the use of digital marketplaces

     - "sell-side" activities such as web-based customer self-service which is access to account information and delivery schedules, integrated, closed-loop marketing; auction and dynamic pricing systems to clear excess inventory fast, and

     - secure messaging (via virtual private networks) for telecommuters and widely disbursed workforces.

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

THE NEED FOR NETWORK SECURITY

     Although open computing environments have many business advantages and businesses are depending on them more and more, their accessibility and the relative anonymity of users make these systems, and the integrity of the information that is stored on them, vulnerable to security threats. Open systems present inviting opportunities for computer hackers, curious or disgruntled employees, contractors and competitors to compromise or destroy sensitive information within the system or to otherwise disrupt the normal operation of the system. In addition, open computing environments are complex and typically involve a variety of hardware, operating systems and applications supplied by a multitude of vendors, making these networks difficult to manage, monitor and protect from unauthorized access. Each new addition of operating system software, applications or hardware products to the distributed computing environment may introduce a vast number of new vulnerabilities and security risks. To adequately secure a network, information technology, or information technology, managers must have the resources to not only correctly configure the security measures in each system, but also to understand the risks created by any change to existing systems on the network. This situation is made worse by the limited supply of personnel knowledgeable in information security issues. And as more and more executives drive their businesses on-line, the need for network and information security gets greater and the shortages and lack of skills get more acute. With high profile "denial of service" attacks on web sites like YAHOO and CNN.com, security has moved to the forefront, and sometimes the front page, as a critical piece of the enabling infrastructure of doing business on-line. Executives must understand and manage the risks involved when integrating their systems with the systems of suppliers and customers to achieve strategic objectives. According to the annual Information Week/PricewaterhouseCoopers LLP 1999 Global Information Security Survey of information technology managers and professionals, 64% of those surveyed who are associated with sites selling products or services on the Web reported at least one security breach in the past year. In addition, sites integrated with supply-chain network or enterprise resource planning applications reported security violations 10% more often than sites without such applications. In a separate PricewaterhouseCoopers survey of chief executive officers, 84% cited security concerns as a barrier to deployment of information technology initiatives. Despite the convenience and the compelling economic incentives for the use of Internet-protocol networks, they cannot reach their full potential as a platform for global communication and commerce until organizations can implement an effective platform to manage information risk.

     Historically, organizations with sophisticated, well-funded information systems departments have responded to perceived security threats by implementing passive point tools, such as encryption, firewall, authentication and other technologies designed to protect individual components of their internal networks from unauthorized use or outside attacks. These technologies address some security concerns, but are often ineffective because:

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

     Many organizations have developed security policies that define the appropriate use of network resources, establish the proper configuration of network services, operating systems and applications and describe the actions to be taken if there is an attack on the network. These security policies attempt to define the organization's acceptable level of risk. Organizations, however, have not had the systems to automatically enforce and implement such policies across their entire information technology infrastructure. Without such systems, the dynamic nature of enterprise networks causes the organization's actual security practice to diverge from the stated security policy, potentially exposing the organization to additional unanticipated risks.

     To be effective, passive point tools need to be coordinated through enterprise-wide systems that automatically evaluate and eliminate the vulnerabilities and threats. Direct observation of vulnerabilities and threats can allow an organization to define and automatically enforce an integrated, enterprise-wide information risk management process that can be managed centrally and implemented on a distributed basis. Any security solution must be:

     - easy to use by both management and the organization's existing information technology personnel or service provider;

     - compatible with existing security technologies as well as be flexible enough to incorporate new technologies; and

     - able to provide a comprehensive and accurate picture of security issues across the organization's entire distributed network such that the managers of the system trust the objectivity of the security system in monitoring, detecting and responding to vulnerabilities and threats. These challenges are magnified tremendously when one begins to consider the challenges faced by many less sophisticated and under-manned MIS organizations. These groups, trying to support business initiatives focused on taking advantage of the Internet, have great difficulty staying abreast of the fast-moving and complex security technology landscape.

THE ISS SOLUTION

     The enormous potential benefits of "e-business" have driven the Internet into the "main stream" and with it, the need for security. However, "main stream" organizations -- unlike our early customers -- are not necessarily interested in managing information security themselves. Instead, we believe they want to concentrate on their core business competence and purchase security as a turnkey solution. For this market-driven reason, we have dramatically increased our emphasis on providing total lifecycle security solutions and have entered the managed security services market.

     In 1999, we adopted British Standard 7799, or BS7799. BS7799 is a blueprint for wrapping various interpretations of information security policy management into one unified methodology. The British Standard divides security policy into a five-step, cyclical process: (1) assess, (2) design, (3) deploy, (4) manage/support and (5) educate. Our customer life cycle methodology, based on BS7799, permeates our approach to providing total solutions to our customers. Our implementation of BS7799 consists of the following:

     Assess. (Where Are We?) Many companies do not know what information resides on their network. They do not know where it is located, who has access to it or what would be the cost to them if the information were compromised in any way. During this phase of the life cycle, our experts identify all of a customer's network devices and resources and establish valuations for all groups of data on the customer's network. The value of assessment lies in turning general descriptions of security needs and network structures into measurable sets of data that we use to design verifiable security policy and information technology infrastructure.

     Design. (Where Do We Need to Be?) In this phase of the life cycle, our teams convert the data gathered during the assessment phase into lists of information security solutions, deployment locations, implementation strategies and configuration guidelines for each network device or security application. When the solution road map is complete, our customer has a security policy, accompanied by a plan for deploying it and concrete metrics for measuring compliance.

     Deploy. (How Do We Get There?) During this period, our experts test and install the devices and security applications into the customer's production environment. Deployment is the place where many organizations traditionally concentrate their security efforts, giving short shrift to the other stages. Such a narrow view of network security can easily lead to inefficient or inadequate protection. Our comprehensive perspective on information security ensures that the security management solution reaches the breadth of the customer's needs, while simultaneously providing a cost-effective framework for future growth.

     Manage and Support. (How Do We Maintain and Improve?) At this stage, a customer can either choose to run an in-house security management solution, or outsource information security through our managed security services. This ongoing stage is where our experts measure performance data from the information security infrastructure against the goals stated in the security policy mapped out earlier. Non-compliant systems and events trigger specific actions, as stated in the policy. These include a re-evaluation of the policy and a restart of the policy generation process.

     Education. (How Do We Enhance our Understanding?) Education is a critical component of the customer life cycle methodology. This ongoing effort to raise awareness of the need for information security at the executive, management, administrator and end-user levels cuts across all the steps listed above. It includes both continuing training for administrators in emerging threats to their systems and awareness among end users of the benefits of working within the security architecture.

     Our dynamic, process-driven lifecycle approach to enterprise-wide information risk management relies on the principles of monitoring, detection and response to the ever-changing vulnerabilities in and threats to the hardware products, operating systems and applications that comprise every network system. We designed our SAFEsuite family of products to enable an organization to centrally define and manage an information risk policy for its existing network system infrastructure, including all Internet protocol-enabled devices. Our solutions provide the ability to visualize, measure and analyze real-time security vulnerabilities and control threats across the entire enterprise computing infrastructure, keeping the organization's information technology personnel informed of changing risk conditions and automatically making adjustments as necessary. Through custom policies or by using our "best practice" templates, our customers can minimize security risks without closing off their networks to the benefits of open computing environments and the Internet.

     Our solutions reach beyond the traditional approaches to network security and are predicated on a proactive, risk management-based approach to enterprise security that links security practice and security policy through a continuous improvement process:

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

  Comprehensive Enterprise Security Solution

     We combine the above principles with our extensive knowledge of network, system and application vulnerabilities and threats to provide scalable security solutions. Our SAFEsuite family of products provides a comprehensive network and system security framework. In addition, we sell our products individually as solutions for a particular function. We also offer a broad range of professional services to assist in the development and enforcement of an effective security policy and to facilitate the deployment and use of our software. Our solutions are interoperable with a broad range of platforms and complement the products of leading security and network management vendors. They provide a single point of management and control for an enterprise-wide security policy. In this manner, our SAFEsuite family of products serves as a critical enhancement to traditional passive point tools, such as encryption, firewalls and authentication. We have designed our products to be easily installed, configured, managed and updated by a system administrator through an intuitive graphical user interface without interrupting or affecting network operation. The software automatically identifies systems and activities that do not comply with a customer's policies, and provides a critical feedback mechanism for adjusting the security levels of networked systems based upon its findings. Our products generate easy-to-understand reports ranging from executive-level trend analysis to detailed step-by-step instructions for eliminating security risks.

  The X-Force

     Because there are few information technology professionals specifically trained in network and system security issues, we have assembled a senior research and development team composed of security experts who are dedicated to understanding new vulnerabilities and real-time threats and attacks, and developing solutions to address these security issues. The team is known in the industry as the "X-Force" and represents one of our competitive advantages. Because of the collective knowledge and experience of the members of the X-Force, we believe that they comprise one of the largest and most sophisticated groups of information technology security experts currently researching vulnerability and threat science. Organizations such as CERT (Computer Emergency Response Team), the FBI and leading technology companies routinely consult the X-Force on network security issues. Through the X-Force, we maintain a proprietary and comprehensive knowledge base of computer exploits and attack methods, including what we believe is the most extensive publicly available collection of Windows NT vulnerabilities and threats in existence. To respond to an ever-changing risk profile, the X-Force continually updates this knowledge base with the latest network vulnerability information, which aids in the design of new products and product enhancements.

STRATEGY

     Our objective is to be the leader in security management for the Internet. This means providing information risk management systems that proactively protect the integrity and security of enterprise-wide information systems from vulnerabilities, misuse, attacks and other information risks. This is regardless of whether the system is run "in-house" by the management information systems organization or is outsourced to ISS for remote 24-by-7 management and monitoring. We focus on developing innovative and automated software and service solutions to provide customers with a comprehensive framework for protecting their networks and systems by monitoring for vulnerabilities and real-time threats. Our solutions allow customers to enforce "best practice" network and system security policies. Key elements of our strategy include:

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

  Establish Leadership in Managed Security Services

     During 1999, we extended our market leadership position with the August acquisition of Netrex, Inc., a pioneer and leading provider of remote, security monitoring services. The Managed Security Services

(MSS) we acquired are designed for businesses that need security but do not have the time, internal resources or expertise to effectively protect networked systems and information through an in-house solution.

     This acquisition enables us to deliver end-to-end security management solutions by extending our market-leading SAFEsuite security management platform into around-the-clock managed services. In return, our customers now can entrust their security to ISS experts who monitor and manage their networks 24 hours a day, seven days a week, 365 days a year.

     International Data Corp. (IDC) projects that demand for managed security services will reach more than $2.2 billion annually by 2003, with a compounded growth rate of 45 percent. As e-business continues to penetrate the economy, security management will come to be viewed as an essential system on the network, just as network and systems management and storage management are today. We're poised to take advantage of this inevitability.

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

  Enhance and Promote Professional Services Capabilities

     We establish long-term relationships with our customers by serving as a "trusted advisor" in addressing network security issues. To continue to fulfill this responsibility to our customers, we are expanding our professional services capabilities. These capabilities will allow us to maximize the return on investment we've made in standardizing on BS7799. As previously mentioned, BS7799 is a blueprint for wrapping various interpretations of information security policy management into one unified methodology. It is our customer life cycle methodology, built on this standard, that permeates our approach to providing total solutions to our customers and provides them with effective information risk management solutions. By providing professional services, we also can heighten customer awareness about network security issues, which creates opportunities for us to sell new products or product enhancements to our existing customers.

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

PRODUCT ARCHITECTURE

     The SAFEsuite family of products applies our information security methodology through a flexible architecture designed to be integrated with existing security and network system infrastructures. Our SAFEsuite products enhance the effectiveness of passive point tools by monitoring them for threats and vulnerabilities and responding with actions that align customers' security practices and policies. SAFEsuite complements network and security management frameworks by providing information required for informed decisions to minimize security risks while maintaining the desired level of network functionality. Thus, our products provide a risk management-based approach to security with scalable deployment of best-of-breed products and integrated enterprise-wide implementations.

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

     This product architecture allows all the SAFEsuite technologies to connect directly into common standards, providing comprehensive security reports for the entire enterprise. To ensure communication confidentiality between individual SAFEsuite components and to prevent their misuse, SAFEsuite components use RSA encryption algorithms, which have become de facto encryption standards, among other encryption technologies. The SAFEsuite Security Knowledge Base, a database containing information about the devices and security risks on a customer's network, utilizes open database connectivity, or ODBC, interface and allows customers to select their preferred database such as Informix, Microsoft SQL Server, Oracle, Sybase or any ODBC-compliant database for data storage. The various SAFEsuite products consolidate security data, enabling users to quickly determine their risk profiles and respond. In addition, SAFEsuite products provide automated decision support by assessing priorities and providing a graphical representation of important security risk data sets. This feature allows key decision-makers to prioritize their program strategies for effective deployment of resources to minimize security risks.

     Each SAFEsuite product can be deployed as a stand-alone, best-of-breed solution to meet the needs of the local administrator or departmental user. Enterprise-level users can analyze security risk conditions for the entire network through support for remote, multi-level management consoles and the SAFEsuite Security Knowledge Base. The SAFEsuite Security Knowledge Base allows the customer to address vulnerabilities and threats, thereby minimizing network security risk and associated costs. SAFEsuite's frequent updates integrate the latest identified security vulnerabilities and threats into the operations of an existing product installation.

PRODUCTS

     The following table lists our current offering of SAFEsuite products, and includes a brief description of each product's functionality and current list prices (dollar amounts are for the indicated scope of use, with prices discounted for larger networks):


                                                                                                  INTRODUCTION
                                 DESCRIPTION                    SCOPE         U.S. LIST PRICE         DATE
-----------------------------------------------------------------------------------------------------------------
   NETWORK SECURITY VULNERABILITY DETECTION, ANALYSIS AND REPORTING
-----------------------------------------------------------------------------------------------------------------
 Internet Scanner     Comprehensive security                     50 devices      $  3,495       October 1992
                      assessment for all                       1000 devices        19,945
                      devices on an enterprise                 3000 devices        39,500
                      network
-----------------------------------------------------------------------------------------------------------------

   INTERNAL SYSTEM SECURITY VULNERABILITY DETECTION, ANALYSIS AND REPORTING
-----------------------------------------------------------------------------------------------------------------
 System Scanner       Internal security assessment              5 computers      $  3,250       January 1997
                      for server operating systems             30 computers        17,500
                                                              100 computers        50,000
-----------------------------------------------------------------------------------------------------------------

   DATABASE SECURITY VULNERABILITY DETECTION, ANALYSIS AND RESPONSE
-----------------------------------------------------------------------------------------------------------------
 Database Scanner     Comprehensive security                      5 servers      $  4,475       December 1998
                      assessment for SQL, Oracle                 10 servers         8,500
                      and Sybase databases                       50 servers        41,250
-----------------------------------------------------------------------------------------------------------------

   NETWORK SECURITY THREAT AND MISUSE DETECTION, ANALYSIS AND RESPONSE
-----------------------------------------------------------------------------------------------------------------
 RealSecure Engine    Real-time attack recognition,                1 engine      $  8,995       December 1996
                      misuse detection and                       10 engines        69,900
                      response for network traffic               25 engines       149,900
-----------------------------------------------------------------------------------------------------------------

   INTERNAL SYSTEM SECURITY THREAT AND MISUSE DETECTION, ANALYSIS AND RESPONSE
-----------------------------------------------------------------------------------------------------------------
 RealSecure Agent     Real-time attack recognition,             5 computers      $  3,750       December 1998
                      misuse detection and                     25 computers        15,000
                      response for activities within          100 computers        50,000
                      systems
-----------------------------------------------------------------------------------------------------------------

   ENTERPRISE INFORMATION RISK MANAGEMENT
-----------------------------------------------------------------------------------------------------------------
 SAFEsuite Decisions  Decision support system             Small enterprise       $ 25,000       December 1998
                      for information risk                Medium enterprise       100,000
                      management                          Large enterprise        250,000
-----------------------------------------------------------------------------------------------------------------

  Internet Scanner

     Internet Scanner quickly identifies security vulnerabilities in a network and non-compliance with security policy, plus provides appropriate information for correcting these potential security exposures, through automated and comprehensive network security vulnerability detection and analysis. Internet Scanner scans and detects vulnerabilities, prioritizes security risks and generates an array of meaningful reports ranging from executive-level trend analysis to detailed step-by-step instructions for eliminating security risks. Internet Scanner initiates a scan from a workstation placed inside or outside a corporate firewall. These scans measure the actual implementation of an organization's security policies. Scans may be as simple as determining the basic computing services available on the network or as comprehensive as a thorough testing using the full range of Internet Scanner's vulnerability database. Internet Scanner's intranet module methodically examines intranet servers, routers, operating systems and key applications for potential violations in security policy. The firewall module works through the network to find firewalls and provide an accurate assessment of their configuration and degree of protection. Finally, the Web security module locates intranet, extranet and Internet Web servers, checking them for possible mis-configurations and security weaknesses. The product uses Smart Scan, a technique that uses the results of prior scans, as well as current scans of other devices, to provide a more thorough investigation of each device. After completing their scans, the Internet Scanner modules return lists of discovered vulnerabilities and prepare in-depth reports to assist administrators with follow-up and review. We frequently release new security tests for Internet Scanner via X-Press Updates(TM) which are downloaded and installed from the ISS World Wide Web site. Internet Scanner also works cooperatively with the ISS Database Scanner; any new database server that Internet Scanner discovers can automatically be tested for database weaknesses by the ISS Database Scanner.

  System Scanner

     System Scanner serves as a security assessment system that helps manage security risks through comprehensive detection and analysis of operating system, application and user-controlled security weaknesses. System Scanner identifies potential security risks by comparing security policy with actual host computer configurations. Potential vulnerabilities include missing security patches, dictionary-crackable passwords, inappropriate user privileges, incorrect file system access rights, unsecure service configurations and suspicious log activity that might indicate an intrusion. System Scanner stores scanned operating system configurations, placing an electronic "fingerprint" on individual hosts. Routine reviews of these records help identify damaged or maliciously altered systems before they become a security or performance liability. Furthermore, System Scanner helps restore suspicious or damaged systems, generating automated fix scripts for file ownerships and permissions. System Scanner augments its automated policy compliance testing with an extensive database of vendor patches and other system enhancements. This powerful built-in knowledge base quickly pinpoints high-risk activity, such as password sniffing, remote access programs or unauthorized dial-up modems and remote control software. System Scanner returns a list of discovered vulnerabilities and prepares in-depth reports to assist administrators with follow-up and review. System Scanner supports over 25 versions of Unix servers, as well as Microsoft Windows NT and Windows 2000 servers. Like Internet Scanner, System Scanner can be updated with new security tests via X-Press Updates downloaded from the ISS World Wide Web site.

  Database Scanner

     Database Scanner provides security risk assessment for database management systems. Database Scanner allows a user to establish a database security policy, audit a database and present a database's security risks and exposures in easy-to-read reports. Most database security violations occur not because databases have inherently weak security, but rather because systems are not set up correctly and security policies are not established and enforced. Even in a properly configured system, settings can be changed -- either accidentally or maliciously -- leaving sensitive information at risk. Database Scanner develops, implements and maintains appropriate database system security strategies, policies and procedures. It examines database systems for adherence to accepted operational standards for account creation, access control, account suspensions and renewals, along with software upgrades, patches and hot fixes. Database Scanner also measures and manages the security risks in internal applications utilizing database management systems. The easy to read reports provide detailed graphical analysis with recommended fixes and promote effective communication of security risks across departments and levels of management. Database Scanner supports Microsoft SQL server, Oracle and Sybase database servers.

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

     RealSecure Engine. The RealSecure Engine runs on dedicated workstations to provide network intrusion detection and response. Each RealSecure Engine monitors the packet traffic on a specific network segment for attack signatures -- telltale evidence that an intrusion attempt is taking place. Recognition occurs in real time and triggers user-definable alarms and responses as soon as the attack is detected. RealSecure utilizes proprietary technology to recognize and efficiently manage a large number of attack patterns on high-speed networks. Additionally, our Adaptive Filtering Algorithm tunes the packet filter rules in response to network load, allowing the engine to effectively function during bursts in network traffic. When a RealSecure Engine detects an attack or misuse, it transmits an alarm to the RealSecure Manager or a third-party network management console for administrative follow-up and review. In addition, RealSecure responds immediately by terminating the connection, sending email or pager alerts, recording the session, reconfiguring select firewalls or taking other user-definable actions.

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

  SAFEsuite Decisions

     SAFEsuite Decisions is the initial product in our SAFEsuite Enterprise family of enterprise security management solutions. SAFEsuite Decisions provides information security decision support services that consolidate and simplify the task of maintaining complex information security implementations across an enterprise network environment. SAFEsuite Decisions integrates critical security data generated by our Internet Scanner, System Scanner, RealSecure and third-party firewalls, into a closed, automated feedback loop. This information is condensed into a comprehensive reporting system, enabling timely, focused and informed decisions for effective information risk management. By automating the process of collecting, collating, correlating and analyzing data generated by multiple information security engines and applications. SAFEsuite Decisions enables managers and administrators to focus security resources where they are needed most.

MANAGED SECURITY SERVICES

     We provide comprehensive managed security services, or MSS, for organizations without a compelling reason to develop an in-house information security solution. MSS allows a company to start with basic security needs at low cost, then expand as the business grows. Since the security infrastructure is disbursed across a large managed services customer base, monthly security costs are minimized while each aspect of the enterprise is secured against attack and misuse in accordance with the customer's security policy.

     MSS ensures that online assets are being properly protected. MSS is similar to outsourced security, but if offers unique advantages that make it an ideal resource for e-business. Instead of separate vendors for security consulting services, firewalls, anti-virus and intrusion detection, MSS combines these basic business necessities with thorough information security analysis to deliver a complete, customized information security solution. MSS delivers key advantages for both e-business start-ups and established enterprise players with massive online operations. Since all security operations take place at Network Operations Centers, clients don't have to worry about hardware, software, staff or operations. Our unique web-based management console allows client oversight of all security operations, plus rapid response to changing network conditions.

PROFESSIONAL SERVICES

     We enhance the value of our products by offering professional consulting services to assure customers' success in establishing, implementing and maintaining their security policy. We have network security professionals ready to assist customers with their particular security policy development and enforcement needs. Our professional services can range from providing network security resources for overburdened information technology departments to conducting investigations of serious breaches in security. Our professional services offerings include:

     - Information Security Analysis and Assessment -- includes enterprise security audits, enterprise security assessment and strategy workshops and risk assessment analysis

     - Information Security Design Services -- includes security policy and configuration guideline development; information security architecture design; and risk management process integration

     - Information Security Deployment Services -- security deployment strategy workshop; project "Jump-Start" -- hands-on training and assistance with deployment and use of ISS' SAFEsuite products; and enterprise deployment of ISS' SAFEsuite solutions throughout an enterprise-level organization.

     - Emergency Response Services -- subscription service that helps customers avoid security breaches while helping them prepare in case they do experience a break-in.

     - Knowledge Services -- the Savant Security Guide provides administrators and staff with critical information regarding security of Windows NT and Windows 2000.

     We complement our service offerings with a full range of training and certification programs. These programs include courses in the fundamentals of security and networking, vulnerability management, threat management and intrusion detection, public key infrastructures, firewalls and others. Each course offers the option of certification via standardized examinations. Our courses are available at our education centers in Atlanta, Detroit, Chicago, Denver, Miami, New York, San Francisco, Dallas and Washington, DC, as well as at customer sites with our mobile training labs, and at approved training centers around the world. These classes address planning, installation and basic operation of our products in a hands-on, interactive environment. For more advanced needs, our ISS Certified Engineer training courses cover advanced topics specific to each SAFEsuite or SAFEsuite Enterprise product. Our training goes beyond simple "how to" exercises. Upon completion of instructor-led discussions and exercises, students respond to actual, on-the-job scenarios. These simulations allow students to apply their new skills to real-world situations, reinforcing both basic and advanced skills. Our training courses encompass the complete life cycle of our SAFEsuite products, from installation and operations to advanced troubleshooting.

PRICING

     We use a range of fee structures to license our products, depending on the type of product and the intended use. We license our vulnerability detection products, Internet Scanner, System Scanner and Database Scanner, based on the number of devices being scanned. The pricing scheme is scalable, providing low entry points for departmental users without limiting our revenue potential from customers with large networks. Pricing for our threat detection products, RealSecure Engine and RealSecure Agent, is based on the number of engines deployed on the network. Thus, licensing fees for our products are ultimately determined by the size of the customer's network, as size dictates the number of devices to be scanned or the number of engines to be deployed. In addition to license fees, customers virtually always purchase maintenance agreements in conjunction with their initial purchase of a software license, with annual maintenance fees typically equal to 20% of the product's license fee. Maintenance agreements include annually renewable telephone support, product updates, access to our X-Force Security Alerts and error corrections. Our continuing research into new security risks and resulting product updates provide significant ongoing value. As a result, a substantial majority of our customers renew their maintenance agreements. Customers who use our products to provide information technology consulting services have license agreements that are based on a revenue sharing model. We have historically sold fully-paid perpetual licenses with a renewable annual maintenance fee and, more recently, have licensed our products on a subscription basis, including maintenance, for one or two year periods and are exploring other alternatives for customers desiring longer term arrangements or multi-year commitments.

     Our professional services fees are calculated using an hourly standard rate per consultant that can be discounted based on the scope of the engagement, market sector and geographical territory. Our security technology training is generally priced per-student, per-day, based on the course format, technical content and the amount of "hands-on" exposure provided to the student in either our classrooms or at the customer's location.

     Managed Security Services include Managed Firewall, Managed Intrusion Detection and Response, Automated Remote Vulnerability Assessment and several related offerings. Service pricing is based on a monthly monitoring and management fee per managed security device for the term of the service subscription, typically a minimum of 12 months. In addition, we can provide the customer the security device itself (i.e., firewall, intrusion detection system, anti-virus gateway, etc.) and in such case there are additional charges for hardware, software licenses, maintenance, and installation fees.

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

     Second, to complement our existing products and provide more comprehensive network security coverage, we are expanding our existing SAFEsuite products by developing additional enterprise-level products. These products will allow customers to protect their networks by continuously measuring and analyzing the status of their network's security, and by monitoring and controlling the security risks in real time across the enterprise network. These SAFEsuite enterprise products will be interoperable with our existing products, allowing modular implementation.

     Expenses for product development were $3.9 million, $9.7 million and $20.4 million in 1997, 1998 and 1999, respectively. All product development activities are conducted at either our principal offices in Atlanta, or at our research and development facilities in Mountain View, California, Southfield, Michigan and Reading, England. At December 31, 1999 253 personnel were employed in product development teams. Our personnel include members of the Computer Security Institute, Forum for Incident Response and Security Technicians (FIRST), Georgia Tech Industrial Partners Association, Georgia Tech Information Security Center and the International Computer Security Association (ICSA), enabling us to actively participate in the development of industry standards in the emerging market for network and Internet security systems and products.

CUSTOMERS

     As of December 31, 1999, we had licensed versions of our SAFEsuite family of products to over 5,000 customers. No customer accounted for more than 10% of our consolidated revenues in 1997, 1998 or 1999. Our target customers include both public and private sector organizations that utilize Internet protocol-enabled information systems to facilitate mission-critical processes in their operations. Our customers represent a broad spectrum of organizations within diverse sectors, including financial services, technology, telecommunications, and government and information technology services.

     The following is a list of certain of our customers that have purchased licenses and services from us with an aggregate price of at least $15,000 and which we believe are representative of our overall customer base:

FINANCIAL SERVICES                  INFORMATION TECHNOLOGY              GOVERNMENT
  Charles Schwab                    SERVICES                            NASA
  First Union                       EDS                                 Salt River Project
  KeyCorp                           KPMG                                U.S. Department of the
  Merrill Lynch                     Perot Systems                       Air Force
  PNC Bank                          PricewaterhouseCoopers              U.S. Department of the
                                    SAIC                                Army
TELECOMMUNICATIONS                  SITA                                U.S. Department of
  America Online                                                        Defense
  Bell Atlantic                     TECHNOLOGY                          U.S. State Department
  GTE Internetworking               Hewlett-Packard
  NETCOM On-Line                    IBM                                 OTHER
     Communications                 Intel                               Lockheed Martin
  Nippon Telephone &                Lucent Technologies                 Merck
     Telegraph                      Microsoft                           REI
                                    NCR
                                    Siemens
                                    VeriSign
                                    Xerox

SALES AND MARKETING

  Sales Organization

     Our sales organization is divided regionally among the Americas, Europe and the Asia/Pacific regions. In the Americas, we market our products primarily through our direct sales organization augmented by our indirect channels, including security consultants, resellers, OEMs and systems consulting and integration firms. The direct sales organization for the Americas consists of regionally based sales representatives and sales engineers and a telesales organization located in Atlanta. As of December 31, 1999, we maintained sales offices in the Atlanta, Austin, Boston, Chicago, Cincinnati, Dallas, Denver, Los Angeles, Minneapolis, Monterrey, Mexico, New York, Palo Alto, Philadelphia, Portland, San Francisco, Sao Paulo, Brazil, Seattle, Toronto, Canada and Washington, D.C. metropolitan areas. A dedicated group of professionals in our Atlanta headquarters covers Latin America. As of December 31, 1999, we employed approximately 270 people in the Americas direct sales and professional services organization. The regionally based direct sales representatives focus on opportunities where we believe we can realize more than $200,000 in revenues per year.

     In Europe and the Asia/Pacific region, substantially all of our sales occur through authorized resellers. Internationally, we have established regional sales offices in Brussels, London, Munich, Paris, Reading, England, Stuttgart, Sydney and Tokyo. Personnel in these offices are responsible for market development, including managing our relationships with resellers, assisting them in winning and supporting key customer accounts and acting as a liaison between the end user and our marketing and product development organizations. As of December 31, 1999, approximately 95 employees were located in our European and Asia/ Pacific regional offices. We expect to continue to expand our field organization into additional countries in these regions.

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

     In addition, we maintain a strategic technology alliance where beneficial to improve and extend our technology in the following four key areas:

     - Active Response. Security breaches require rapid response to identify and stop threats before they place critical online assets at risk. Through these alliances, firewalls, routers, switches, virtual private networks and other technologies can be enabled to be reconfigured automatically and in real time to break off the attack and prevent future penetrations.

     - Lock Down. Improper configurations can make any technology vulnerable to attack and misuse. Our alliances help develop customized templates that enable the secure configuration of network devices. With this "lock down" functionality, customers can be assured that information security products will function as designed and will be securely configured.

     - Decision Support. Effective security decision-making and planning requires timely analysis of enormous amounts of data across disparate systems and network devices. Our alliances help enable fast and informed enterprise-wide security decisions by collecting, integrating and analyzing data from security and network infrastructure products. Resulting high value information is routed to network and systems management consoles for immediate action.

     - System and Network Management Technology Integration. Our alliances help integrate ISS information security solutions with enterprise system management platforms. This integration simplifies the enforcement and implementation of security policies across the enterprise leveraging existing information technology resources.

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

     - advertising and development and distribution of marketing literature; and

     - maintenance of our Web site.

     A key element of our marketing strategy is to establish our products and information security methodology as the leading approach for enterprise-wide security management. We have implemented a multi-faceted program to leverage the use of our SAFEsuite product family and Managed Security Services to increase their acceptance through relationships with various channel partners:

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

     - OEMs. A number of vendors of security products, including Check Point, Entrust, Lucent, NCR and Nortel, have signed OEM agreements with us. These agreements enable OEMs to incorporate our products into their own product offerings to enhance their security features and functionality. We receive royalties from OEM vendors and increased acceptance of our products under these arrangements, which, in turn, promote sales of our other products to the OEM's customers.

     We typically enter into written agreements with our strategic resellers, consultants, managed service providers, Internet service providers and OEMs. These agreements generally do not provide for firm dollar commitments from the strategic parties, but are intended to establish the basis upon which the parties will work together to achieve mutually beneficial objectives.

ADVISORY BOARD

     We established an Advisory Board in February 1998 to further our sales and recruiting efforts. The Advisory Board consists solely of:

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

     Sam Nunn was a member of the Advisory Board until joining the Board of Directors in October 1999. The Advisory Board members advise us on long-term strategic growth, including strategies for selling to key industries, recruitment of board members and other key personnel, and trends in national and international policy influencing our products and services. We also anticipate that Advisory Board members will provide high visibility for us at industry events and will play key roles in leading customer user groups to support our growth and industry prominence. Members of the Advisory Board meet individually or as a group with our management from time to time and have historically been compensated through issuances of common stock or options to acquire common stock.

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

     We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Accordingly, we are committed to continued recruiting and maintenance of a high-quality technical support team. We provide telephone support to customers who purchase maintenance agreements along with their product license. A team of dedicated engineers trained to answer questions on the installation and usage of the SAFEsuite products provides telephone support from 8:00 a.m. to 8:00 p.m., Eastern time, Monday through Friday, from our corporate office in Atlanta. We provide telephone support 24 hours a day, seven days a week through a callback procedure to certain customers who pay an additional fee for the service. In the United States and internationally, our resellers provide telephone support to their customers with technical assistance from us. For our managed services security solutions, customer support is available in several offerings up to 24 hours a day, seven days a week for customers electing this coverage. Support is offered via phone, email or secures web form and includes access to an online knowledge base as well as direct contact with qualified support personnel.

COMPETITION

     The market for information security, including monitoring, detection and response solutions and managed security services is intensely competitive, and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for information security include security effectiveness, manageability, technical features, performance, ease of use, price, scope of product offerings, professional services capabilities, distribution relationships and customer service and support. Although we believe that our solutions generally compete favorably with respect to such factors, we cannot guarantee that we will compete successfully against current and potential competitors, especially those with greater financial resources or brand name recognition. Our chief competitors generally fall within one of four categories:

     - internal information technology departments of our customers and the consulting firms that assist them in formulating security systems;

     - relatively smaller software companies offering relatively limited applications for network and Internet security and managed security services;

     - large companies, including Axent Technologies and Network Associates, that sell competitive products and services, as well as other large software companies that have the technical capability and resources to develop competitive products; and

     - software or hardware companies that could integrate features that are similar to our products and services into their own products and services.

     Mergers or consolidations among our competitors, or acquisitions of small competitors by larger companies, would make such combined entities more formidable competitors to us. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced, and could continue to reduce, the price of their security monitoring, detection and response products, and/or managed security services, which increases pricing pressures within our market. We believe that the entry of larger, more established companies into our market will require these competitors to undertake operations that are currently not within their core areas of expertise, thus exposing them to significant uncertainties in the product development process.

     Several companies currently sell software products, such as encryption, firewall, operating system security and virus detection software that our customers and potential customers have broadly adopted. Some of these companies sell products that perform the same functions, or similar functions to, our products. In addition, vendors of operating system software or networking hardware may enhance their products to include the same kinds of functions that our products currently provide. The widespread inclusion in operating system software or networking hardware of features comparable to our software could render our products obsolete, particularly if such features are of a high quality. Even if security functions integrated into operating system software or networking hardware are more limited than those of our software, a significant number of customers may accept more limited functionality to avoid purchasing additional software.

     For the above reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share.

PROPRIETARY RIGHTS AND TRADEMARK ISSUES

     We rely primarily on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have a patent application under review. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours. We generally license our SAFEsuite products to end users in object code (machine-readable) format. Certain customers have required us to maintain a source-code escrow account with a third-party software escrow agent, and a failure by us to perform our obligations under any of the related license and maintenance agreements, or our insolvency, could conceivably cause the release of our product source code to such customers. The standard form agreement allows the end user to use our SAFEsuite products solely on the end user's computer equipment for the end user's internal purposes, and the end user is generally prohibited from sublicensing or transferring the products.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to become a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties.

EMPLOYEES

     As of December 31, 1999, we had 785 employees, of whom 253 were engaged in product research and development, 228 were engaged in sales, 55 were engaged in customer service and support, 152 were engaged in professional services, 35 were engaged in marketing and business development and 62 were engaged in administrative functions. We believe that we have good relations with our employees.

ITEM 2.  PROPERTIES

     Our Atlanta headquarters and research and development facilities consist of approximately 72,000 square feet of office space occupied pursuant to a lease and a sublease expiring in June 2002, which provide for minimum annual lease obligations of approximately $1,240,000. We also lease office space in Chicago, Illinois, Mountain View, California, Southfield, Michigan, Denver, Colorado, New York City, San Francisco,

California, Washington, D.C., Brussels, London, Paris, Reading, England, Stuttgart and Tokyo, as well as small executive suites in several United States cities.

     In November 1999 we signed an eleven and one-half year lease for a new Atlanta headquarters and research and development facility. This new facility consists of approximately 240,000 square feet which we anticipate beginning occupying in varying phases beginning in November 2000. Annual minimum payments under the lease increase as occupied space increases, with total minimum payments due under the lease of approximately $64 million over the lease term.

     We believe that our existing facilities and our upcoming new headquarters are adequate for our current needs and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     On July 13, 1999 ISS and Network Associates, Inc. announced that the patent infringement suit filed by Network Associates, Inc. in July 1998 against Internet Security Systems, Inc. was resolved to the parties' mutual satisfaction. The resolution of this previously pending litigation had no material adverse effect on our business, operating results, or financial condition.

     Except as noted above, we are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock has been quoted on the Nasdaq National Market under the symbol "ISSX" since our initial public offering on March 24, 1998. Prior to the initial public offering, there had been no public market for the Common Stock. The following table lists the high and low per share sales prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated (prices have been adjusted for the 2-for-1 stock split in May 1999):

                           1999:                               HIGH     LOW
                           -----                              ------   ------
First Quarter...............................................  $46.25   $22.19
Second Quarter..............................................   45.00    20.13
Third Quarter...............................................   40.63    20.00
Fourth Quarter..............................................   71.13    26.25

                           1998:                               HIGH     LOW
                           -----                              ------   ------
First Quarter (from March 24, 1998).........................  $21.25   $18.50
Second Quarter..............................................   28.31    15.81
Third Quarter...............................................   25.25    12.69
Fourth Quarter..............................................   30.31     8.50

     As of March 24, 2000, there were 41,766,717 shares of the Common Stock outstanding held by 386 stockholders of record.

     We have not declared or paid cash dividends on our capital stock during the last two years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's Board of Directors, if any, will determine future dividends.

     During 1997 and 1998, the Company issued an aggregate of 289,500 shares of its Common Stock to employees and a director pursuant to exercises of stock options, with exercise prices ranging from $0.075 to $3.50 per share, principally under the Company's Restated 1995 Stock Incentive Plan which were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 there under. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

     The Company issued 2,444,174 shares of its Common Stock as consideration for all the issued and outstanding stock of Netrex, Inc. on August 30, 1999. The Company also issued 141,479 shares of its Common Stock in September 1999 as consideration for all the issued and outstanding stock of NJH Security Consulting, acquired by the Company in September 1999. As part of the terms of these acquisitions, the Company filed a shelf registration statement in October 1999 on Form S-3 covering 723,987 shares issued in connection with the acquisitions of Netrex and NJH. In addition to the issuance of stock pursuant to stock options in 1997 and 1998, the Company issued (i) 239,988 shares of its Common Stock as partial consideration for all the issued and outstanding capital stock of March Information Systems Limited on October 6, 1998, and (ii) 76,000 shares of its Common Stock in exchange for substantially all the assets of DbSecure, Inc. on October 28, 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The financial data set forth below for each of the three years in the period ended December 31, 1999, and as of December 31, 1998 and 1999, has been derived from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The financial data for the years ended December 31, 1995 and December 31, 1996, and as of December 31, 1995, 1996, and 1997 has been derived from unaudited financial statements not included herein. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                                        YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                             1995      1996      1997      1998       1999
                                                            -------   -------   -------   -------   --------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product licenses and sales..............................  $ 1,028   $ 6,503   $16,074   $36,908   $ 74,050
  Subscriptions...........................................      296     1,077     4,488    12,037     24,141
  Professional services...................................      672     1,945     4,863     8,143     18,296
                                                            -------   -------   -------   -------   --------
                                                              1,996     9,525    25,425    57,088    116,487
Costs and expenses:
  Cost of revenues........................................      980     2,948     7,275    19,951     37,700
  Research and development................................       97     1,225     3,855     9,655     20,412
  Sales and marketing.....................................      507     4,549    14,096    25,998     43,124
  General and administrative..............................      382     1,704     3,668     6,557      9,230
  Amortization............................................       --        --        --       230        992
  Charges for in-process research and development.........       --        --        --       802         --
  Merger costs............................................       --        --        --        --      2,329
                                                            -------   -------   -------   -------   --------
                                                              1,966    10,426    28,894    63,193    113,787
                                                            -------   -------   -------   -------   --------
Operating income (loss)...................................       30      (901)   (3,469)   (6,105)     2,700
Interest income, net......................................      (12)       28       163     2,274      5,902
Exchange loss.............................................       --        --        --        --       (136)
                                                            -------   -------   -------   -------   --------
Income (loss) before income taxes.........................       18      (873)   (3,306)   (3,831)     8,466
Provision for income taxes................................       --        --        --        62        976
                                                            -------   -------   -------   -------   --------
Net income (loss).........................................  $    18   $  (873)  $(3,306)  $(3,893)  $  7,490
                                                            =======   =======   =======   =======   ========
Basic net income (loss) per share(1)......................  $    --   $ (0.05)  $ (0.18)  $ (0.12)  $   0.19
                                                            =======   =======   =======   =======   ========
Diluted net income (loss) per share(1)....................  $    --   $ (0.05)  $ (0.18)  $ (0.12)  $   0.17
                                                            =======   =======   =======   =======   ========
Weighted average shares:(2)
  Basic...................................................   12,446    18,276    18,399    32,351     39,996
                                                            =======   =======   =======   =======   ========
  Diluted.................................................   12,446    18,276    18,399    32,351     43,691
                                                            =======   =======   =======   =======   ========
Unaudited pro forma net loss per share(1).................                      $ (0.11)  $ (0.11)
                                                                                =======   =======
Unaudited weighted average shares used in unaudited pro
  forma net loss per share calculation(1).................                       29,873    34,963
                                                                                =======   =======

                                                                              DECEMBER 31,
                                                            ------------------------------------------------
                                                             1995      1996      1997      1998       1999
                                                            -------   -------   -------   -------   --------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................................  $    27   $ 2,051   $ 4,174   $53,056   $ 70,090
Working capital...........................................      168     2,403     1,523    53,157    127,135
Total assets..............................................      673     5,931    13,816    84,724    184,845
Long-term debt, net of current portion....................       --       140       521       710        253
Redeemable, Convertible Preferred Stock...................       --     3,614     8,878        --         --
Stockholders' equity (deficit)............................      275      (620)    4,468    66,505    155,153

---------------

(1) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements.
(2) See Note 10 of Notes to Consolidated Financial Statements for the determination of shares used in computing basic and diluted net income
    (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this document. Except for the historical financial information, the matters discussed in this document may be considered "forward-looking" statements. Such statements include declarations regarding our intent, belief or current expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the "Risk Factors" heading below.

OVERVIEW

     We are a leading source for e-business security management solutions. Our Security Management approach to information security protects distributed computing environments, such as internal corporate networks, inter-company networks and electronic commerce environments, from attacks, misuse and security policy violations, while ensuring the confidentiality, privacy, integrity and availability of proprietary information. We deliver an end-to-end security management solution through our SAFEsuite security management platform coupled with around-the-clock remote security monitoring through our managed security services offerings. Our SAFEsuite family of products is a critical element of an active Internet and networking security program within today's world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. Our managed security services offerings currently provide remote management of the industry's best-of-breed security technology including firewalls, virtual private networks, or VPNs, anti-virus, URL filtering software, and security assessment and intrusion detection systems. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers' needs and providing education, consulting and managed security services.

     We generate a majority of our revenues from our SAFEsuite family of products in the form of perpetual licenses and subscriptions, and sales of best-of-breed technology products developed by our partners. We recognize perpetual license revenues from ISS developed products upon delivery of software or, if the customer has evaluation software, delivery of the software key and issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. When payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts are billable. Product sales, consisting of software developed by third-party partners combined in some instances with associated hardware appliances and partner maintenance services, are recognized upon shipment to the customer. If maintenance is subcontracted, as with partner maintenance services, the revenue less the related subcontract expense is recognized when the contract is placed in service.

     Annual renewable maintenance is a separate component of each perpetual license agreement for ISS products with revenue recognized ratably over the maintenance term. Subscription revenues include maintenance, term licenses, and managed service arrangements. Term licenses allow customers to use our products and receive maintenance coverage for a specified period, generally 12 months. We recognize revenues from these term agreements ratably over the subscription term. Managed services consist of monitoring services of information assets and systems and are recognized as such services are provided. Professional services revenues include consulting services and training. Consulting services, typically billed on a time-and-materials basis, assist in the successful deployment of our products within customer networks, the development of customers' security policies and the assessment of security policy decisions. We recognize such professional services revenues as the related services are rendered.

     We believe that our total solutions approach will grow all of our revenue categories. This includes our products and managed services offerings, as well as maintenance, consulting and education. While we expect the expansion of these product and service offerings to originate primarily from internal development, our strategy includes acquiring products, technologies and service capabilities that fit within our strategy and that potentially accelerate the timing of the commercial introduction of such products and technologies. Over the last 12 months, we have made four different acquisitions, each of which included such products, technologies or service capabilities.

     Two of these acquisitions, Netrex, Inc. and NJH Security Consulting ("NJH"), were completed in the third quarter of 1999. Founded in 1992 with a current services customer base of more than 500 customers, Netrex is a leading provider of remote, security monitoring services of digital assets. NJH Security Consulting includes a technology foundation to provide an outsourced solution for the automatic detection and management of customers' security risks using ISS software solutions. This technology is being incorporated into our managed security service offerings. These transactions have been accounted for using the pooling-of-interests method of accounting. Our consolidated financial statements have been restated for all periods presented to include the results of Netrex. The acquisition of NJH was not material to our consolidated operations and financial position and, therefore, our operating results have not been restated for this transaction. Our operating results include the results of operations of NJH since the date of acquisition.

     Our business has been growing rapidly. Although we continue to experience significant revenue growth, we cannot assure our stockholders that such growth can be sustained and, therefore, investors should not rely on our past growth as a predictor of future performance. We expect to continue to expand our domestic and international sales and marketing operations, increase our investment in product development, including our proprietary threat and vulnerability database and managed services capabilities, seek acquisition candidates that will enhance our products and market share, and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. All of these initiatives will increase operating expenses. Thus, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. As a result, while we narrowed our operating losses over the course of 1998 and achieved profitability throughout 1999, we cannot be certain that we can sustain such profitability.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Product licenses and sales................................     63.2%    64.6%    63.6%
Subscriptions.............................................     17.7     21.1     20.7
Professional services.....................................     19.1     14.3     15.7
                                                              -----    -----    -----
          Total revenues..................................    100.0    100.0    100.0
                                                              -----    -----    -----
Cost of revenues..........................................     28.6     34.9     32.4
Research and development..................................     15.2     16.9     17.5
Sales and marketing.......................................     55.4     45.6     37.0
General and administrative................................     14.4     11.5      7.9
Amortization..............................................       --      0.4      0.9
Charge for in-process research and development............       --      1.4       --
Merger costs..............................................       --       --      2.0
                                                              -----    -----    -----
          Total costs and expenses........................    113.6    110.7     97.7
                                                              -----    -----    -----
Operating income (loss)...................................    (13.6)%  (10.7)%    2.3%
                                                              =====    =====    =====

REVENUES

     Our total revenues increased from $25.4 million in 1997 to $57.1 million in 1998, and to $116.5 million in 1999. Revenues from product licenses and sales increased from $16.1 million in 1997 to $36.9 million in 1998, and to $74.1 million in 1999. Historically we have generated most of our revenues from product licenses and sales, which represented 63% of total revenues in 1997, 65% in 1998 and 64% in 1999.

     Licenses of our SAFEsuite product family represented between 66% and 70% of product licenses and sales from 1997 through 1999. Our vulnerability assessment products continued to grow each year in absolute dollars but decreased as a percent of total revenues, offset by the rapid growth of our RealSecure intrusion detection products and initial sales of our security management application, SAFEsuite Decisions, which was introduced in late 1998. Our revenues from sales of partner software and hardware appliances increased each year in absolute dollars, while representing between 30% and 34% of overall product licenses sales and in each period.

     We continued to add significant functionality to our SAFEsuite product family, providing customers with more powerful and easier to use solutions for security management across the enterprise. The sales of partner software and hardware appliances are a part of our total solution approach whereby we provision partner products to provide a single solution source for our customers.

     Subscription revenues grew from $4.5 million in 1997 to $12.0 million in 1998, and to $24.1 million in 1999, increasing from 18% to 21% of total revenues over this period. Subscription revenues consist of maintenance, term licenses of product usage and managed services.

     Professional services revenue increased from $4.9 million in 1997 to $8.1 million in 1998, and to $18.3 million in 1999, representing 19% in 1997, 14% in 1998 and 16% in 1999 of total revenues. We continue to build our service capabilities to address the demand from our customers for assessment, deployment, management and education services.

     Geographically, we derived the majority of our revenues from sales to customers within North America; however, international operations continued to be a significant contributor to revenues and a growing percentage of the business. Revenues from customers outside of North America represented 11% in 1997, 12% in 1998 and 17% in 1999 of total revenues. No customer represented more than 10% of our total revenues in any of these periods.

COSTS AND EXPENSES

  Cost of revenues

     Cost of revenues consists of several components. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we provision to our customers. Costs associated with licensing ISS products are minor. Costs of product revenues as a percentage of total revenues decreased from 18% in 1997 to 16% in 1998 and remained at the 16% level in 1999. The decrease in 1998 was principally the result of improvement in gross margin on partner product sales.

     Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the operations center costs of providing managed services and the costs related to professional services and training. These costs represented 10% in 1997, 19% in 1998 and 16% in 1999 of total revenues, with the percentage fluctuation due primarily to initiatives in the professional services area. Prior to 1998, professional services represent training and implementation services provided by Netrex. In 1998, we addressed the demand from customers for consulting services by building an ISS professional services capability. With that building effort behind us, the cost, as a percentage of revenues, declined in 1999 as staff utilization improved.

  Research and development

     Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the "X-Force," experts dedicated to counter-intelligence against hacker threats. X-Force experts focus solely on researching and publishing information on the latest security risks, providing customers and the industry at large with critical data and protection measures to address the latest global security issues. We continue to increase these expenditures, as we perceive primary research and product development and managed services offerings as essential ingredients for retaining our leadership position in the market. We also increased the number of our development personnel focused on our best-of-breed products, enterprise applications, managed services offerings and research for future product offerings. Accordingly, research and development expenses increased in absolute dollars from $3.9 million in 1997 to $9.7 million in 1998, and to $20.4 million in 1999. These costs increased slightly as a percentage of total revenues, and we expect this percentage to stabilize in 2000 near the 1999 level.

     We have reflected a charge of $802,000 in our 1998 statement of operations for identified in-process research and development in connection with our October 1998 acquisitions of two companies engaged in Microsoft Windows NT, Unix and database security assessment technologies. The charge was based on a valuation of products under development using estimated future cash flows, reduced for the core technology component of such products and the percentage of product development remaining at the time of acquisition.

  Sales and marketing

     Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of the our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. Sales and marketing expenses were $14.1 million in 1997, $26.0 million in 1998 and $43.1 million in 1999. Sales and marketing expenses increased in total dollars during these periods primarily from our larger workforce, which has increased each quarter since 1997, both domestically and internationally. Sales and marketing expenses have decreased as a percentage of total revenues from 55% in 1997 to 46% in 1998, and to 37% in 1999. The decrease in sales and marketing expenses as a percentage of total revenues is due to greater levels of productivity achieved by our sales force. This is due to more experience in selling our broadening enterprise offering of products and services and the interest of the marketplace in such offerings. In 2000, our efforts will include the successful integration of the Netrex sales personnel and continuing improvement of the quality of our sales force.

  General and administrative

     General and administrative expenses of $3.7 million in 1997, $6.6 million in 1998 and $9.2 million in 1999, represented approximately 14% in 1997, 12% in 1998 and 8% in 1999 of our total revenues. General and administrative expenses consist of personnel-related costs for executive, administrative, finance, human resources, information systems and other support services costs and legal, accounting and other professional service fees. The increase in these expenses in absolute dollars is attributable to our effort, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations, as well as the expansion of our facilities.

     Merger costs of $2.3 million represented the direct out-of-pocket costs incurred in connection with two acquisitions that were completed in the third quarter of 1999. These costs are principally investment advisor, legal and accounting fees. We also incurred amortization expense of $230,000 in 1998 and $992,000 in 1999 related to goodwill and intangible assets resulting from 1998 acquisitions.

  Interest income, net and exchange loss

     Net interest income increased from $163,000 in 1997 to $2.3 million in 1998, and to $5.9 million in 1999 primarily due to increased amounts of cash invested in interest-bearing securities. This increase in cash primarily resulted from the sale of equity securities. The exchange loss of $136,000 in 1999 is a result of fluctuations in currency exchange rates between the U.S. Dollar and other currencies, primarily the Japanese Yen.

  Income taxes

     We recorded a provision for income taxes of $62,000 in 1998 and $976,000 in 1999. These provisions relate primarily to European operations. Prior to the merger, Netrex profits were taxed at the shareholder level.

     In 1999, we utilized loss carryforwards to offset tax expense that would otherwise be recorded on profits from certain operations for 1999. As of December 31, 1999 substantially all loss carryforwards that would reduce future income tax expense related to United States operations have been utilized; however, we have approximately $32 million of carryforwards related to the exercise of stock options which expire in 2014 and 2015. While income tax expense will be recorded on any future income before taxes related to United States operations, these carryforwards will reduce the related income tax payable and their use will be recorded as additional paid-in-capital. We also have approximately $1.2 million of net operating loss carryforwards related to certain foreign operations and approximately $1.3 million of research and development tax credit carryforwards which expire between 2011 and 2019.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 1999, as well as such data expressed as a percentage of our total revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. As a result of our limited operating history and the risks associated with the new and rapidly evolving market that we serve, the operating results for any quarter below are not necessarily indicative of results for any future period.

                                                     1998                                        1999
                                   ----------------------------------------    ----------------------------------------
                                    MAR.       JUNE       SEPT       DEC.       MAR.       JUNE       SEPT       DEC.
                                     31         30         30         31         31         30         30         31
                                   -------    -------    -------    -------    -------    -------    -------    -------
                                                                  (AMOUNTS IN THOUSANDS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Product and license sales......  $ 6,946    $ 7,865    $8,335     $13,762    $14,458    $17,606    $19,200    $22,786
  Subscriptions..................    2,161      2,597     3,312       3,967      4,883      5,497      6,202      7,559
  Professional services..........    1,370      1,362     2,165       3,246      3,634      4,176      4,599      5,887
                                   -------    -------    ------     -------    -------    -------    -------    -------
                                    10,477     11,824    13,812      20,975     22,975     27,279     30,001     36,232
Costs and expenses:
  Cost of revenues...............    3,604      4,248     4,487       7,612      6,518      9,206      9,856     12,120
  Research and development.......    1,724      1,907     2,616       3,408      4,062      4,785      5,315      6,250
  Sales and marketing............    5,305      6,224     6,511       7,958      9,437     10,161     10,991     12,535
  General and administrative.....    1,443      1,592     1,456       2,066      2,311      2,140      2,105      2,674
  Amortization...................       --         --        --         230        251        248        247        246
  Charge for in-process research
    and development..............       --         --        --         802         --         --         --         --
  Merger costs...................       --         --        --          --         --         --      2,329         --
                                   -------    -------    ------     -------    -------    -------    -------    -------
        Total costs and
          expenses...............   12,076     13,971    15,070      22,076     22,579     26,540     30,843     33,825
                                   -------    -------    ------     -------    -------    -------    -------    -------
Operating income (loss)..........   (1,599)    (2,147)   (1,258)     (1,101)       396        739       (842)     2,407
Interest income, net.............       60        828       730         656        861      1,513      1,640      1,888
Exchange loss....................       --         --        --          --         --         --         --       (136)
                                   -------    -------    ------     -------    -------    -------    -------    -------
Income (loss) before taxes.......   (1,539)    (1,319)     (528)       (445)     1,257      2,252        798      4,159
Provision for income taxes.......       --         --        --          62         81        125        105        665
                                   -------    -------    ------     -------    -------    -------    -------    -------
Net income (loss)................  $(1,539)   $(1,319)   $ (528)    $  (507)   $ 1,176    $ 2,127    $   693    $ 3,494
                                   =======    =======    ======     =======    =======    =======    =======    =======
AS A PERCENTAGE OF TOTAL
  REVENUES:
Revenues:
  Product and license sales......     66.3%      66.5%     60.3%       65.6%      62.9%     64.5%       64.0%      62.9%
  Subscriptions..................     20.6       22.0      24.0        18.9       21.3       20.2       20.7       20.9
  Professional services..........     13.1       11.5      15.7        15.5       15.8       15.3       15.3       16.2
                                   -------    -------    ------     -------    -------    -------    -------    -------
                                     100.0      100.0     100.0       100.0      100.0      100.0      100.0      100.0
Costs and expenses:
  Cost of revenues...............     34.4       35.9      32.5        36.3       28.4       33.8       32.9       33.5
  Research and development.......     16.5       16.1      19.0        16.3       17.7       17.6       17.7       17.2
  Sales and marketing............     50.6       52.6      47.1        37.9       41.1       37.2       36.6       34.6
  General and administrative.....     13.8       13.5      10.5         9.8       10.0        7.8        7.0        7.4
  Amortization...................       --         --        --         1.1        1.1        0.9        0.8        0.7
  Charge for in-process research
    and development..............       --         --        --         3.8         --         --         --         --
  Merger costs...................       --         --        --          --         --         --        7.8         --
                                   -------    -------    ------     -------    -------    -------    -------    -------
        Total costs and
          expenses...............    115.3      118.1     109.1       105.2       98.3       97.3      102.8       93.4
Operating income (loss)..........    (15.3)%    (18.1)%    (9.1)%      (5.2)%      1.7        2.7       (2.8)%      6.6
                                   =======    =======    ======     =======    =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the sale of equity securities, including an initial public offering in 1998.

     In 1999 we met our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in 1999 totaled $11.8 million, resulting primarily from net income of $7.5 million and non-cash depreciation and amortization expense of $5.0 million.

     Our investing activities of $74.4 million in 1999 included the purchase of $68.0 million of marketable securities, primarily interest-bearing government obligations and commercial paper. We also invested in equipment totaling $6.4 million as we provided existing and new personnel with the computer hardware and software environment necessary to perform their job functions. We expect a similar level of equipment investment in 2000, assuming continued growth in our number of employees.

     Our financing activities provided $79.7 million of cash in 1999, which consisted of net proceeds of $77.4 million from our March 1999 secondary stock offering, and $3.9 million from the exercise of stock options by our employees.

     At December 31, 1999, we had $126.8 million of cash and cash equivalents and marketable securities, consisting primarily of United States government agency securities, money market accounts and commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. We expect to evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. Although we have not identified any specific businesses, products or technologies that we intend to acquire or invest in, nor are there any current agreements with respect to any such transactions, from time to time we expect to evaluate such opportunities. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

     Additionally, we have restricted marketable securities of $12.5 million securing a $10 million letter of credit issued in connection with our commitment to a long-term lease of our future Atlanta corporate operations.

RISK FACTORS

     Forward-looking statements are inherently uncertain; as they are based on various expectations and assumptions concerning future events and are subject to known and unknown risks and uncertainties. Our forward-looking statements should be considered in light of the following important risk factors. Variations from our stated intentions or failure to achieve objectives could cause actual results to differ from those projected in our forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

  We Have Only Recently Achieved Profitability

     We began operations in 1994 and have only achieved profitability in 1999. We operate in a new and rapidly evolving market and must, among other things:

     - respond to competitive developments;

     - continue to upgrade and expand our product and services offerings; and

     - continue to attract, retain and motivate our employees.

     We cannot be certain that we will successfully address these risks. As a result, we cannot assure our investors that we will be able to continue to operate profitably in the future.

  Our Future Operating Results Will Likely Fluctuate Significantly

     As a result of our limited operating history, we cannot predict our future revenues and operating results. However, we do expect our future revenues and operating results to fluctuate due to a combination of factors, including:

     - the growth in the acceptance of, and activity on, the Internet and the World Wide Web, particularly by corporate, institutional and government users;

     - the extent to which the public perceives that unauthorized access to and use of online information are threats to network security;

     - the volume and timing of orders, including seasonal trends in customer purchasing;

     - our ability to develop new and enhanced products, managed services offerings and expand our professional services;

     - foreign currency exchange rates that affect our international operations;

     - product and price competition in our markets; and

     - general economic conditions, both domestically and in our foreign markets.

     We increasingly focus our efforts on sales of enterprise-wide security solutions, which consist of our entire security management software platform and related professional services, rather than on the sale of component products. As a result, we expect that each sale may require additional time and effort from our sales staff. In addition, the revenues associated with particular sales vary significantly depending on the number of products licensed by a customer, the number of devices used by the customer and the customer's relative need for our professional services. Large individual sales, or even small delays in customer orders, can cause significant variation in our license revenues and results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software companies, many of our customers typically license most of our products in the last month of a quarter.

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

  We Face Intense Competition in Our Market

     The market for network security monitoring, detection and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within one of four categories:

     - internal information technology departments of our customers and the consulting firms that assist them in formulating security systems;

     - relatively smaller software companies offering relatively limited applications for network and Internet security;

     - large companies, including Axent Technologies and Network Associates, that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products; and

     - software or hardware companies that could integrate features that are similar to our products into their own products.

     Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, would make such combined entities more formidable competitors to us. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection and response products and managed security services, which increases pricing pressures within our market.

     Several companies currently sell software products (such as encryption, firewall, operating system security and virus detection software) that our customers and potential customers have broadly adopted. Some of these companies sell products that perform the same functions as some of our products. In addition, the vendors of operating system software or networking hardware may enhance their products to include the same kinds of functions that our products currently provide. The widespread inclusion of comparable features to our software in operating system software or networking hardware could render our products obsolete, particularly if such features are of a high quality. Even if security functions integrated into operating system software or networking hardware are more limited than those of our software, a significant number of customers may accept more limited functionality to avoid purchasing additional software.

     For the above reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share.

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

     To remain successful, we must continue to change, adapt and improve our solutions in response to these and other changes in technology. Our future success hinges on our ability to both continue to enhance our current line of products and professional services and to introduce new products and services that address and respond to innovations in computer hacking, computer technology and customer requirements. We cannot be sure that we will successfully develop and market new products that do this. Any failure by us to timely develop and introduce new products, to enhance our current products or to expand our professional services capabilities in response to these changes could adversely affect our business, operating results and financial condition.

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

     The techniques computer hackers use to gain unauthorized access to, or to sabotage, networks and intranets are constantly evolving and increasingly sophisticated. Furthermore, because new hacking techniques are usually not recognized until used against one or more targets, we are unable to anticipate most new hacking techniques. To the extent that new hacking techniques harm our customers' computer systems or businesses, affected customers may believe that our products are ineffective, which may cause them or prospective customers to reduce or avoid purchases of our products.

  Risks Associated with Our Global Operations

     The expansion of our international operations includes our presence in dispersed locations throughout the world, including throughout Europe and the Asia/Pacific and Latin America regions. Our international presence and expansion exposes us to risks not present in our U.S. operations, such as:

     - the difficulty in managing an organization spread over various countries located across the world;

     - unexpected changes in regulatory requirements in countries where we do business;

     - excess taxation due to overlapping tax structures;

     - fluctuations in foreign currency exchange rates; and

     - export license requirements and restrictions on the export of certain technology, especially encryption technology and trade restrictions.

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

  We Must Successfully Integrate Acquisitions

     We acquired Netrex, Inc. and NJH Security Consulting in 1999. As part of our growth strategy, we may continue to acquire or make investments in companies with products, technologies or professional services capabilities complementary to our solutions. In our recent acquisitions as well as in future acquisitions, we could encounter difficulties in assimilating new personnel and operations into our company. These difficulties may disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. These difficulties could also include accounting requirements, such as amortization of goodwill or in-process research and development expense. We cannot be certain that we will successfully overcome these risks with respect to any of our recent or future acquisitions or that we will not encounter other problems in connection with our recent or any future acquisitions. In addition, any future acquisitions may require us to incur debt or issue equity securities. The issuance of equity securities could dilute the investment of our existing stockholders.

  We Depend on Our Intellectual Property Rights and Use Licensed Technology

     We rely primarily on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have a patent application under review. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining our technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as investments) are not material.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index to Consolidated Financial Statements at Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Form 10-K because the Company will file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. Consolidated Financial Statements. The following consolidated financial statements of ISS Group, Inc. are filed as part of this Form 10-K on the pages indicated:

                                                              PAGE
                                                              ----
ISS GROUP, INC.
Report of Independent Auditors..............................   34
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   35
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..........................   36
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1997, 1998 and 1999......   37
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..........................   38
Notes to Consolidated Financial Statements..................   39
2. Consolidated Financial Statement Schedules:
Schedule II -- Valuation and Qualifying Accounts............   52

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

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 2.1*     --   Stock Purchase Agreement dated October 6, 1998, by and among the Company, March Information Systems and its shareholders
               (filed as Exhibit 2.1 to the Company's Current Report on
               Form 8-K dated October 20, 1998).
 3.1*     --   Certificate of Incorporation (filed as Exhibit 3.1 to the
               Company's Registration Statement on Form S-1, Registration
               No. 333-44529 (the "Form S-1").
 3.2*     --   Bylaws (filed as Exhibit 3.2 to the Form S-1).
 4.1*     --   Specimen Common Stock certificate (filed as Exhibit 4.1 to the Form S-1).
 4.2      --   See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the
               rights of holders of the Company's Common Stock.
10.1*     --   Restated 1995 Stock Incentive Plan (filed as Exhibit 10.1 to the Form S-1).
10.2*     --   Internet Security Systems, Inc. Amended and Restated Rights
               Agreement (filed as Exhibit 10.3 to the Form S-1).
10.3*     --   Stock Exchange Agreement dated December 9, 1997 (filed as
               Exhibit 10.4 to the Form S-1).
10.4*     --   Amended and Restated Agreement Regarding Acceleration of
               Vesting of Future Optionees (filed as Exhibit 10.5 to the
               Form S-1).
10.5*     --   Forms of Non-Employee Director Compensation Agreement,
               Notice of Stock Options Grants and Stock Option Agreement
               (filed as Exhibit 10.6 to the Form S-1).
10.6*     --   Sublease for Atlanta facilities (filed as Exhibit 10.7 to
               the Form S-1).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.7*     --   Form of Indemnification Agreement for directors and certain officers (filed as Exhibit 10.8 to the Form S-1).
10.8*     --   Series B Preferred Stock Purchase Agreement (filed as
               Exhibit 10.9 to the Form S-1).
10.9*     --   Sublease for additional Atlanta facilities (filed as Exhibit
               10.9 to the Company's Registration Statement on Form S-1,
               Registration No. 333-71471).
10.10     --   Lease for Atlanta headquarters and research and development facility
10.11     --   Restated 1995 Stock Incentive Plan (Amended and Restated
               through January 18, 1999).
21.1      --   Subsidiaries of the Company.
23.1      --   Consent of Ernst & Young LLP.
23.2      --   Consent of PricewaterhouseCoopers LLP
23.3      --   Report of PricewaterhouseCoopers LLP
24.1      --   Power of Attorney, pursuant to which amendments to this
               Annual Report on Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.
27.1      --   Restated Financial Data Schedule (for SEC use only)

---------------

* Incorporated herein by reference to the indicated filing.

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed in the last quarter of the period covered by this report.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
ISS Group, Inc.

     We have audited the accompanying consolidated balance sheets of ISS Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1998 financial statements or schedule of Netrex, Inc., a wholly owned subsidiary, which statements reflect total assets constituting 8% and total revenues constituting 37% of the related consolidated totals. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1998 data included for Netrex, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and, for 1998, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ISS Group, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, GA
January 21, 2000

                                ISS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $53,056,000   $ 70,090,000
  Marketable securities.....................................           --     56,693,000
  Accounts receivable, less allowance for doubtful accounts
     of $412,000 and $848,000, respectively.................   16,590,000     26,934,000
  Inventory.................................................       48,000        473,000
  Prepaid expenses and other current assets.................      806,000      2,122,000
                                                              -----------   ------------
          Total current assets..............................   70,500,000    156,312,000
Property and equipment:
  Computer equipment........................................    5,706,000     10,108,000
  Office furniture and equipment............................    3,139,000      5,232,000
  Leasehold improvements....................................      565,000        870,000
                                                              -----------   ------------
                                                                9,410,000     16,210,000
  Less accumulated depreciation.............................    3,265,000      7,277,000
                                                              -----------   ------------
                                                                6,145,000      8,933,000
Restricted marketable securities............................           --     12,500,000
Goodwill, less accumulated amortization of $77,000 and
  $396,000, respectively....................................    3,094,000      2,775,000
Other intangible assets, less accumulated amortization of
  $154,000 and $827,000, respectively.......................    4,692,000      4,019,000
Other assets................................................      293,000        306,000
                                                              -----------   ------------
          Total assets......................................  $84,724,000   $184,845,000
                                                              ===========   ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 3,149,000   $  5,144,000
  Accrued expenses..........................................    4,941,000      6,298,000
  Deferred revenues.........................................    8,333,000     17,155,000
  Current portion of long-term debt and capital lease
     obligations............................................      470,000        580,000
  Other current liabilities.................................      450,000             --
                                                              -----------   ------------
          Total current liabilities.........................   17,343,000     29,177,000
Long-term debt, including capital lease obligations.........      742,000        435,000
Other non-current liabilities...............................      134,000         80,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.001 par value; 20,000,000 shares
     authorized, none issued or outstanding.................           --             --
  Common stock, $.001 par value, 120,000,000 shares
     authorized, 37,169,000 and 40,980,000 shares issued and
     outstanding, respectively..............................       37,000         41,000
  Additional paid-in capital................................   76,152,000    157,467,000
  Deferred compensation.....................................     (662,000)      (288,000)
  Accumulated other comprehensive income....................      142,000        100,000
  Accumulated deficit.......................................   (9,164,000)    (2,167,000)
                                                              -----------   ------------
          Total stockholders' equity........................   66,505,000    155,153,000
                                                              -----------   ------------
          Total liabilities and stockholders' equity........  $84,724,000   $184,845,000
                                                              ===========   ============

                            See accompanying notes.

                                ISS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1997          1998          1999
                                                          -----------   -----------   -----------
Revenues:
  Product licenses and sales............................  $16,074,000   $36,908,000   $74,050,000
  Subscriptions.........................................    4,488,000    12,037,000    24,141,000
  Professional services.................................    4,863,000     8,143,000    18,296,000
                                                          -----------   -----------   -----------
                                                           25,425,000    57,088,000   116,487,000
Costs and expenses:
  Cost of revenues:
     Product licenses and sales.........................    4,673,000     8,875,000    18,842,000
     Subscriptions and services.........................    2,602,000    11,076,000    18,858,000
                                                          -----------   -----------   -----------
          Total cost of revenues........................    7,275,000    19,951,000    37,700,000
  Research and development..............................    3,855,000     9,655,000    20,412,000
  Sales and marketing...................................   14,096,000    25,998,000    43,124,000
  General and administrative............................    3,668,000     6,557,000     9,230,000
  Amortization..........................................           --       230,000       992,000
  Charge for in-process research and development........           --       802,000            --
  Merger costs..........................................           --            --     2,329,000
                                                          -----------   -----------   -----------
                                                           28,894,000    63,193,000   113,787,000
                                                          -----------   -----------   -----------
Operating income (loss).................................   (3,469,000)   (6,105,000)    2,700,000
Interest income, net....................................      163,000     2,274,000     5,902,000
Exchange loss...........................................           --            --      (136,000)
                                                          -----------   -----------   -----------
Income (loss) before income taxes.......................   (3,306,000)   (3,831,000)    8,466,000
Provision for income taxes..............................           --        62,000       976,000
                                                          -----------   -----------   -----------
Net income (loss).......................................  $(3,306,000)  $(3,893,000)  $ 7,490,000
                                                          ===========   ===========   ===========
Basic net income (loss) per share of Common Stock.......  $     (0.18)  $     (0.12)  $      0.19
                                                          ===========   ===========   ===========
Diluted net income (loss) per share of Common Stock.....  $     (0.18)  $     (0.12)  $      0.17
                                                          ===========   ===========   ===========
Weighted average shares:
Basic...................................................   18,399,000    32,351,000    39,996,000
                                                          ===========   ===========   ===========
Diluted.................................................   18,399,000    32,351,000    43,691,000
                                                          ===========   ===========   ===========
Unaudited pro forma net loss per share of Common
  Stock.................................................  $     (0.11)  $     (0.11)
                                                          ===========   ===========
Unaudited weighted average number of shares used in
  calculating unaudited pro forma net loss per share of
  Common Stock..........................................   29,873,000    34,963,000
                                                          ===========   ===========

                            See accompanying notes.

                                ISS GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           ACCUMULATED      RETAINED
                                         COMMON STOCK        ADDITIONAL                       OTHER         EARNINGS
                                     --------------------     PAID-IN        DEFERRED     COMPREHENSIVE   (ACCUMULATED
                                       SHARES     AMOUNT      CAPITAL      COMPENSATION      INCOME         DEFICIT)
                                     ----------   -------   ------------   ------------   -------------   ------------
Balance at December 31, 1996.......  18,248,000   $18,000   $    168,000    $      --       $     --      $(1,311,000)
  Comprehensive income:
    Net loss.......................          --       --              --           --             --       (3,306,000)
  Accretion related to Redeemable,
    Convertible Preferred Stock....          --       --         (11,000)          --             --               --
  Deferred compensation related to
    stock options..................          --       --         571,000     (571,000)            --               --
  Issuance of Common Stock.........      38,000       --          32,000           --             --               --
                                     ----------   -------   ------------    ---------       --------      -----------
Balance at December 31, 1997.......  18,286,000   18,000         760,000     (571,000)            --       (4,617,000)
  Comprehensive income:
    Net loss.......................          --       --              --           --             --       (3,893,000)
    Translation adjustment.........          --       --              --           --        142,000               --
  Issuance of Common Stock:
    Initial public offering........   6,140,000    6,000      61,525,000
    Conversion of Redeemable,
      Convertible Preferred Stock
      in connection with the
      initial public offering......  11,474,000   12,000       8,866,000
    Exercise of stock options......     810,000    1,000         292,000           --             --               --
    Acquisitions...................     316,000       --       3,901,000           --             --               --
    Issuance to consultant.........       2,000       --          11,000           --             --               --
  Subchapter S distributions of a
    pooled entity..................          --       --              --           --             --         (216,000)
  Buyout of former Subchapter S
    shareholder....................          --       --         (14,000)          --             --         (438,000)
  Deferred compensation related to
    stock options..................          --       --         811,000     (811,000)            --               --
  Amortization of deferred
    compensation...................          --       --              --      720,000             --               --
                                     ----------   -------   ------------    ---------       --------      -----------
Balance at December 31, 1998.......  37,028,000   37,000      76,152,000     (662,000)       142,000       (9,164,000)
  Comprehensive income:
    Net income.....................          --       --              --           --             --        7,490,000
    Translation adjustment.........          --       --              --           --        (42,000)              --
  Issuance of Common Stock:
    Secondary public offering......   2,778,000    3,000      77,361,000           --             --               --
    Exercise of stock options......   1,033,000    1,000       3,948,000           --             --               --
    Pooling-of-interests...........     141,000       --           6,000           --             --          164,000
  Subchapter S distributions of a
    pooled entity..................          --       --              --           --             --         (657,000)
  Amortization of deferred
    compensation...................          --       --              --      374,000             --               --
                                     ----------   -------   ------------    ---------       --------      -----------
Balance at December 31, 1999.......  40,980,000   $41,000   $157,467,000    $(288,000)      $100,000      $(2,167,000)
                                     ==========   =======   ============    =========       ========      ===========


                                                         TOTAL
                                     COMPREHENSIVE   STOCKHOLDERS'
                                        INCOME          EQUITY
                                     -------------   -------------
Balance at December 31, 1996.......   $        --    $ (1,125,000)
  Comprehensive income:
    Net loss.......................   $(3,306,000)     (3,306,000)
                                      ===========
  Accretion related to Redeemable,
    Convertible Preferred Stock....            --         (11,000)
  Deferred compensation related to
    stock options..................            --              --
  Issuance of Common Stock.........            --          32,000
                                                     ------------
Balance at December 31, 1997.......                    (4,410,000)
  Comprehensive income:
    Net loss.......................    (3,893,000)     (3,893,000)
    Translation adjustment.........       142,000         142,000
                                      -----------
                                      $(3,751,000)
                                      ===========
  Issuance of Common Stock:
    Initial public offering........                    61,531,000
    Conversion of Redeemable,
      Convertible Preferred Stock
      in connection with the
      initial public offering......                     8,878,000
    Exercise of stock options......            --         293,000
    Acquisitions...................            --       3,901,000
    Issuance to consultant.........            --          11,000
  Subchapter S distributions of a
    pooled entity..................            --        (216,000)
  Buyout of former Subchapter S
    shareholder....................            --        (452,000)
  Deferred compensation related to
    stock options..................            --              --
  Amortization of deferred
    compensation...................            --         720,000
                                                     ------------
Balance at December 31, 1998.......            --      66,505,000
  Comprehensive income:
    Net income.....................     7,490,000       7,490,000
    Translation adjustment.........       (42,000)        (42,000)
                                      -----------
                                      $ 7,448,000
                                      ===========
  Issuance of Common Stock:
    Secondary public offering......            --      77,364,000
    Exercise of stock options......            --       3,949,000
    Pooling-of-interests...........            --         170,000
  Subchapter S distributions of a
    pooled entity..................            --        (657,000)
  Amortization of deferred
    compensation...................            --         374,000
                                                     ------------
Balance at December 31, 1999.......                  $155,153,000
                                                     ============

                            See accompanying notes.

                                ISS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1997          1998           1999
                                                         -----------   -----------   ------------
OPERATING ACTIVITIES
Net income (loss)......................................  $(3,306,000)  $(3,893,000)  $  7,490,000
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
  Depreciation.........................................      796,000     2,162,000      3,989,000
  Amortization of goodwill and intangibles.............           --       230,000        992,000
  Accretion of discount on marketable securities.......           --            --     (1,176,000)
  Charge for in-process research and development.......           --       802,000             --
  Deferred compensation expense........................           --       720,000        374,000
  Other non-cash expense...............................       46,000       118,000        (47,000)
  Changes in assets and liabilities, excluding the
     effects
     of acquisitions:
       Accounts receivable.............................   (2,801,000)  (10,590,000)   (10,241,000)
       Inventory.......................................      (28,000)      106,000       (425,000)
       Prepaid expenses and other assets...............     (213,000)     (541,000)    (1,312,000)
       Accounts payable and accrued expenses...........    3,767,000     2,679,000      3,303,000
       Deferred revenues...............................    1,727,000     5,299,000      8,822,000
                                                         -----------   -----------   ------------
          Net cash (used in) provided by operating
            activities.................................      (12,000)   (2,908,000)    11,769,000
                                                         -----------   -----------   ------------
INVESTING ACTIVITIES
Acquisitions, net of cash received.....................           --    (5,206,000)            --
Purchases of marketable securities.....................           --            --    (55,517,000)
Purchase of restricted marketable securities...........           --            --    (12,500,000)
Purchases of property and equipment....................   (3,317,000)   (4,166,000)    (6,356,000)
                                                         -----------   -----------   ------------
          Net cash used in investing activities........   (3,317,000)   (9,372,000)   (74,373,000)
                                                         -----------   -----------   ------------
FINANCING ACTIVITIES
Net proceeds from (payments on) long-term debt.........      425,000       161,000       (250,000)
Net borrowings (payments) under line of credit.........      320,000      (320,000)            --
Net proceeds from Redeemable, Convertible Preferred
  Stock issuances......................................    5,253,000            --             --
Payments on long term debt and capital leases..........     (145,000)     (326,000)      (276,000)
Capital transactions of merged entity..................     (402,000)     (318,000)    (1,107,000)
Proceeds from exercise of stock options................           --       292,000      3,949,000
Net proceeds from public offerings.....................           --    61,531,000     77,364,000
Other Common Stock activities..........................        1,000            --             --
                                                         -----------   -----------   ------------
          Net cash provided by financing activities....    5,452,000    61,020,000     79,680,000
                                                         -----------   -----------   ------------
Foreign currency impact on cash........................           --       142,000        (42,000)
                                                         -----------   -----------   ------------
Net increase in cash and cash equivalents..............    2,123,000    48,882,000     17,034,000
Cash and cash equivalents at beginning of year.........    2,051,000     4,174,000     53,056,000
                                                         -----------   -----------   ------------
Cash and cash equivalents at end of year...............  $ 4,174,000   $53,056,000   $ 70,090,000
                                                         ===========   ===========   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid..........................................  $    82,000   $   134,000   $     33,000
                                                         ===========   ===========   ============
Capital lease obligations incurred during the period...           --   $   468,000   $    329,000
                                                         ===========   ===========   ============
Income taxes paid......................................           --            --   $     47,000
                                                         ===========   ===========   ============

                                ISS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     ISS's business is focused on maintaining the latest security threat and vulnerability checks within existing products and creating new products and services that are consistent with ISS's goal of providing security management solutions. This approach entails continuous security risk monitoring and response to develop an active and informed network security policy.

     ISS Group, Inc. was incorporated in the State of Delaware on December 8, 1997 to be a holding company for Internet Security Systems, Inc., a Georgia company incorporated in 1994 to design, market, and sell computer network security assessment software. In addition, ISS has various other subsidiaries in the United States, Europe and the Asia/Pacific regions with primary marketing and sales responsibilities for ISS's products and services in their respective markets. ISS is organized as, and operates in, a single business segment that provides products, technical support, managed security services, and consulting and training services as components of providing security management solutions.

     On March 27, 1998 ISS completed an initial public offering ("IPO") of its Common Stock. A total of 6,900,000 shares were sold at $11 per share. ISS completed a second public offering of its Common Stock on March 2, 1999. A total of 5,178,000 shares were sold at $29.50 per share. The net proceeds of these offerings to ISS were approximately $138,895,000 and such proceeds will be used for general corporate purposes. ISS's shares are traded on the NASDAQ National Market under the ticker symbol "ISSX".

BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATIONS

     The consolidated financial statements include the accounts of ISS Group, Inc. and its subsidiaries ("ISS"). All significant intercompany investment accounts and transactions have been eliminated in consolidation.

     Assets and liabilities of international operations are translated from the local currency into U.S. dollars at the approximate rate of currency exchange at the end of the fiscal period. Translation gains and losses of foreign operations that use local currencies as the functional currency are included in accumulated other comprehensive income (loss) as a component of stockholders' equity. Revenues and expenses are translated at average exchange rates for the period. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in currency other than the local functional currency are included in results of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

REVENUE RECOGNITION

     ISS recognizes its perpetual license revenue upon (i) delivery of software or, if the customer has evaluation software, delivery of the software key, and
(ii) issuance of the related license, assuming no significant vendor obligations or customer acceptance rights exist. For perpetual license agreements, when payment terms extend over periods greater than twelve months, revenue is recognized as such amounts are billable. Product sales consist of software developed by third-party partners, combined in some instances with

                                ISS GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) associated hardware appliances and partner maintenance services. These sales are recognized upon shipment to the customer.

     Subscriptions revenue includes maintenance, term licenses and managed services. Annual renewable maintenance is a separate component of perpetual license agreements for which the revenue is recognized ratably over the maintenance contract term. Term licenses allow customer use of the product and maintenance for a specified period, generally twelve months, for which revenues are also recognized ratably over the contract term. Managed services consist of security monitoring services of information assets and systems and are recognized as such services are provided. Professional services revenue, including consulting and training, are recognized as such services are performed.

COSTS OF REVENUES

     Costs of revenues include the costs of products and services. Cost of products represents the cost of product sales, which are incurred upon recognition of the associated product revenues. Cost of services includes the cost of ISS's technical support group who provide assistance to customers with maintenance agreements, the operations center costs of providing managed services and the costs related to ISS's professional services.

CASH AND CASH EQUIVALENTS

     Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. Such amounts are stated at cost, which approximates market value.

MARKETABLE SECURITIES

     ISS's investment in marketable securities consists of debt instruments of the U.S. Treasury, U.S. government agencies and corporate commercial paper. All such marketable securities have a maturity of less than one year. These investments are classified as available-for-sale and reported at fair market value. The amortized cost of securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Unrealized gains and losses on available-for-sale securities were immaterial for 1999. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses) and are included in our results of operations. There were no securities sold in 1999. Interest and dividends on securities classified as available-for-sale are included in interest income.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject ISS to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. ISS maintains cash and cash equivalents in short-term money market accounts with two financial institutions and short-term, investment grade commercial paper. Marketable securities consist of United States government agency securities, money market accounts and investment grade commercial paper. ISS's sales are primarily to companies located in the United States, Europe, Brazil and the Asia/Pacific regions. ISS performs periodic credit evaluations of its customer's financial condition and does not require collateral. Accounts receivable are due principally from large U.S. companies under stated contract terms. ISS provides for estimated credit losses at the time of sale, which have not been significant to date.

                                ISS GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values. The carrying amounts reported in the balance sheets for long-term debt approximate their fair values, as the interest rate related to such debt is variable and commensurate with the credit worthiness of ISS.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the assets (primarily three years).

INVENTORY

     Inventory consists of finished goods purchased for resale and is recorded at the lower of cost or market.

GOODWILL AND INTANGIBLES

     The major classes of intangible assets, including goodwill (excess of cost over acquired net assets), at December 31, 1998 and 1999 are as follows:

                                                           LIFE      1998         1999
                                                           ----   ----------   ----------
Goodwill.................................................   10    $3,171,000   $3,171,000
Less accumulated amortization............................            (77,000)    (396,000)
                                                                  ----------   ----------
                                                                  $3,094,000   $2,775,000
                                                                  ==========   ==========
Core technology..........................................    8    $3,853,000   $3,853,000
Developed technology.....................................    5       778,000      778,000
Work force...............................................    6       215,000      215,000
                                                                  ----------   ----------
                                                                   4,846,000    4,846,000
Less accumulated amortization............................           (154,000)    (827,000)
                                                                  ----------   ----------
                                                                  $4,692,000   $4,019,000
                                                                  ==========   ==========

     Goodwill and other intangible assets are amortized using the straight-line method for the period indicated. They are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, undiscounted cash flows associated with their carrying value are compared with their carrying values to determine if a write-down to fair value is required.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred. ISS has not capitalized any such development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product is available for general release to customers has been insignificant.

                                ISS GROUP, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
ADVERTISING COSTS

     ISS incurred advertising costs $619,000 in 1997, $517,000 in 1998 and $1,312,000 in 1999, which are expensed as incurred and are included in sales and marketing expense in the statements of operations.

STOCK BASED COMPENSATION

     SFAS No. 123, Accounting for Stock-Based Compensation establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the pro forma disclosure alternative of SFAS 123.

INCOME (LOSS) PER SHARE

     On April 1, 1999 the Company's Board of Directors declared a two-for-one stock split affected in the form of a stock dividend paid on May 19, 1999 to stockholders of record on May 5, 1999. Accordingly, all share and income (loss) per share amounts have been retroactively restated for this 100% stock dividend.

     Basic historical net income (loss) per share (see Note 10) was computed by dividing net income (loss) plus accretion of the Series A and Series B Redeemable, Convertible Preferred Stock by the weighted average number of shares outstanding of Common Stock. Diluted historical net income (loss) per share was computed by dividing net income (loss) by the weighted average shares outstanding, including common equivalents (when dilutive).

     Unaudited pro forma net loss per share was computed by dividing net loss by the unaudited weighted average number of shares of Common Stock outstanding plus the assumed conversion of the Redeemable, Convertible Preferred Stock into 11,474,000 shares of Common Stock as of the later of (i) January 1, 1997 or (ii) the date of issuance of such preferred stock, instead of March 27, 1998 when such shares of preferred stock automatically converted into Common Stock.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and is effective immediately. Adoption of SAB No. 101 is not expected to have a material impact on results of operations or financial position.

2. BUSINESS COMBINATION AND ASSET ACQUISITION

     On August 31, 1999, ISS acquired Netrex, Inc., ("Netrex") a leading provider of remote, security monitoring services of digital assets, in a transaction that was accounted for as a pooling-of-interests. To affect the business combination, ISS issued approximately 2,450,000 shares of ISS stock in exchange for all of the outstanding stock of Netrex. Additionally, options outstanding under the Netrex Stock Plan were assumed by ISS resulting in approximately 510,000 additional ISS shares being reserved for outstanding grants under the Netrex Stock Plan. The consolidated financial statements of ISS, including share and per share data, have been restated for all periods presented to include the results of Netrex with all intercompany transactions eliminated in such restatement.

                                ISS GROUP, INC.

2. BUSINESS COMBINATION AND ASSET ACQUISITION -- (CONTINUED)
     Revenues and net income (loss) of the separate companies that includes periods preceding the Netrex merger were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1997          1998           1999
                                                         -----------   -----------   ------------
Total revenues:
  ISS..................................................  $13,467,000   $35,929,000   $ 74,204,000
  Netrex...............................................   11,958,000    21,159,000     42,283,000
                                                         -----------   -----------   ------------
          Total revenues, as reported..................  $25,425,000   $57,088,000   $116,487,000
                                                         ===========   ===========   ============
Net income (loss):
  ISS..................................................  $(3,919,000)  $(4,102,000)  $  7,326,000
  Netrex...............................................      613,000       209,000        164,000
                                                         -----------   -----------   ------------
  Combined.............................................  $(3,306,000)  $(3,893,000)  $  7,490,000
Business combination expenses..........................           --            --      2,329,000
Pro forma income tax expense...........................           --            --       (368,000)
                                                         -----------   -----------   ------------
Pro forma net income (loss)............................  $(3,306,000)  $(3,893,000)  $  9,451,000
                                                         ===========   ===========   ============

     Pro forma net income (loss) reflects adjustments to net income (loss) to record an estimated provision for income taxes for each period presented assuming Netrex was a taxpaying entity and excludes merger costs.

     In September 1999, ISS acquired privately held NJH Security Consulting ("NJH"), which was based in Atlanta, Georgia. NJH is a consulting firm focused on providing information security services to organizations worldwide. Upon closing the acquisition in September 1999, approximately 142,000 shares of ISS common stock with a value of approximately $3.9 million were issued in exchange for all of the outstanding stock of NJH. The transaction is being accounted for using the pooling-of-interests method of accounting; however, this transaction was not material to ISS's consolidated operations and financial position and, therefore, the operating results of ISS have not been restated for this transaction. The operating results of ISS include the results of operations of NJH since the date of acquisition.

     The consolidated statements of operations include merger costs of $2,329,000 in 1999 that represent the direct out-of-pocket costs of these business combinations. These costs are principally investment advisor, legal and accounting fees.

     In October 1998, ISS acquired March Information Systems Limited ("March"), a United Kingdom-based developer of Windows NT and Unix-based security assessment technologies. Also in October 1998, ISS acquired the technology of DbSecure, Inc., a developer of database security risk assessment solutions. ISS issued 316,000 shares of ISS Common Stock and paid $5,206,000 in cash consideration and direct transaction costs for these acquisitions.

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

     The valuations of core and developed technologies and in-process research and development were based on the present value of estimated future cash flows over the lesser of: (i) five years or (ii) the period in which the product is expected to be integrated into an existing ISS product. The resulting values were reviewed for reasonableness based on the time and cost spent on the effort, the complexity of the development effort and, in the case of in-process development projects, the stage to which it had progressed. For in-process research and development, the valuation was reduced for the core technology component of such product and the

                                ISS GROUP, INC.

2. BUSINESS COMBINATION AND ASSET ACQUISITION -- (CONTINUED) percentage of product development remaining at the acquisition date. The resulting in-process research and development amount of $802,000 is reflected as a charge in the 1998 statement of operations.

     The following table summarizes the unaudited pro forma results of operations as if the acquisition of March was concluded on January 1, 1998 (the effect of the DbSecure acquisition is not included as its impact was immaterial). This pro forma information is not necessarily indicative of what the combined operations would have been if ISS had control of such combined businesses for the periods presented.

     The adjustments to the historical data reflect the following (i) reduction of interest income in connection with the cash payments and (ii) amortization of goodwill and intangibles.

                                                                 1998
                                                              -----------
                                                              (UNAUDITED)
Revenues....................................................  $58,894,000
Operating loss..............................................   (6,537,000)
Net loss....................................................   (4,619,000)
Per share:
  Basic and diluted net loss................................  $     (0.14)
  Pro forma net loss........................................  $     (0.13)

3. MARKETABLE SECURITIES

     The following is a summary of available-for-sale marketable securities as of December 31, 1999:

                                                                           ESTIMATED FAIR
                                                                COST           VALUE
                                                             -----------   --------------
Unrestricted:
  U.S. Treasury securities and obligations of U.S
     government agencies...................................  $18,907,000    $18,907,000
  U.S. corporate commercial paper..........................  $37,786,000    $37,786,000
Restricted:
  U.S. corporate commercial paper..........................  $12,500,000    $12,500,000
                                                             -----------    -----------
                                                             $69,193,000    $69,193,000
                                                             ===========    ===========

     The contractual maturities of all of these investments were less than one year as of December 31, 1999. Marketable securities of $12,500,000 are restricted as of December 31, 1999 as collateral for a letter of credit issued by a financial institution related to the lease on the new ISS headquarters. The amount of restricted marketable securities and the related letter of credit will be reduced annually over the related lease term.

4. REDEEMABLE, CONVERTIBLE PREFERRED STOCK

     All of the outstanding shares of Redeemable, Convertible Preferred Stock were automatically converted into an aggregate of 11,474,000 shares of Common Stock on March 27, 1998 in connection with ISS's IPO.

     Redeemable, Convertible Preferred Stock consisted of the following:

                                                                               SHARES ISSUED
                                                       GROSS         NET            AND
SERIES                            DATE OF ISSUANCE    PROCEEDS     PROCEEDS     OUTSTANDING
------                            -----------------  ----------   ----------   -------------
A...............................  February 2, 1996   $3,650,000   $3,607,000      7,300,000
B...............................  February 14, 1997   5,280,000    5,253,000      4,174,000
                                                     ----------   ----------    -----------
                                                     $8,930,000   $8,860,000     11,474,000
                                                     ==========   ==========    ===========

                                ISS GROUP, INC.

4. REDEEMABLE, CONVERTIBLE PREFERRED STOCK -- (CONTINUED)
     Accretion related to the Series A and Series B Redeemable, Convertible Preferred Stock was recorded over the respective redemption period by charges against additional paid-in capital with corresponding increases to the carrying value of the Series A and Series B Redeemable, Convertible Preferred Stock. Such increases aggregated $11,000 for the year ended December 31, 1997 and were immaterial in 1998.

5. STOCK OPTION PLANS

     ISS's Incentive Stock Plan (the "Plan") provides for the granting of qualified or non-qualified options to purchase shares of ISS's Common Stock. Under the Plan, the shares reserved for future issuance increase automatically on the first trading day of each year, beginning with 1999, by an amount equal to 3% of the number of shares of Common Stock outstanding on the last trading day of the preceding year.

     Certain options granted under the Plan prior to the IPO are immediately exercisable, subject to a right of repurchase by ISS at the original exercise price for all unvested shares. Options granted after the IPO are generally exercisable as vesting occurs. Vesting is generally in equal annual installments over four years, measured from the date of the grant.

     Deferred compensation was determined by comparing the exercise price of stock options issued in December 1997 to the estimated price range for the IPO as set forth in the initial filing on January 20, 1998 of ISS's Registration Statement on Form S-1 and the exercise price of stock options issued in January and February 1998 to the final estimated price range contained in ISS's March pre-effective amendment to its Registration Statement for the IPO filed in March 1998. The amounts are being charged to operations proportionately over the four-year vesting period of the related stock options. Amortization of deferred compensation for the years ended December 31, 1998 and 1999 was $720,000 and $374,000, respectively. All other options are issued at fair market value on the date of grant.

     On December 8, 1997, the Board of Directors granted to each of the four non-employee directors a non-qualified option to purchase up to 40,000 shares of Common Stock outside the Plan, on the same terms as if those options had been granted under the program of the 1995 Plan. ISS reserved 160,000 shares of Common Stock for issuance under these options.

     A summary of ISS's stock option activity is as follows:

                                           1997                    1998                    1999
                                   ---------------------   ---------------------   ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                     NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                   OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                   ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year...........................   1,620,000    $0.08      3,776,000    $ 1.36     5,205,000    $ 5.35
  Granted........................   2,206,000     2.27      1,921,000     11.37     1,719,000     33.94
  Exercised......................     (14,000)    0.08       (809,000)      .36    (1,033,000)     3.81
  Canceled.......................     (36,000)    0.25       (129,000)     4.66      (884,000)    15.45
  Assumed........................          --       --        446,000      4.00        60,000      3.51
                                   ----------              ----------              ----------
Outstanding at end of year.......   3,776,000     1.36      5,205,000      5.35     5,067,000     13.58
                                   ==========              ==========              ==========
Exercisable at end of year.......   3,776,000     1.36      3,219,000      1.95     2,693,000      3.00
                                   ==========              ==========              ==========
Weighted average fair value of
  options granted during the
  year...........................  $     1.17              $    13.68              $    29.01
                                   ==========              ==========              ==========

                                ISS GROUP, INC.

5. STOCK OPTION PLANS -- (CONTINUED)
     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                               OPTIONS FULLY
                                               OPTIONS OUTSTANDING        VESTED AND EXERCISABLE
                                           ----------------------------   -----------------------
                                             NUMBER OF       WEIGHTED        NUMBER
                                              OPTIONS         AVERAGE     EXERCISABLE    WEIGHTED
                                           OUTSTANDING AT    REMAINING         AT        AVERAGE
                                            DECEMBER 31,    CONTRACTUAL   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                        1999           LIFE           1999        PRICE
------------------------                   --------------   -----------   ------------   --------
$0.08-0.36...............................    1,015,000         6.61         421,000       $ 0.14
$0.50-3.59...............................    1,296,000         8.10         472,000         3.25
$4.00-11.00..............................      890,000         8.21         225,000         7.37
$12.00-25.00.............................      425,000         8.79          93,000        17.52
$25.25-55.00.............................    1,441,000         9.42              --           --

     ISS has reserved approximately 5,200,000 shares of ISS common stock for the future exercise of stock options at December 31, 1999.

     Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if ISS had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by that Statement. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for 1997, 1998 and 1999, respectively: risk-free interest rates of 6.28%, 5.27% and 6.19%, respectively; no dividend yield; volatility factors of
 .60, .60 and 1.25, respectively; and an expected life of the options of 4, 5 and 5 years, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics different from those of traded options, and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The following pro forma information adjusts the net income (loss) and net income (loss) per share of Common Stock for the impact of SFAS 123:

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1997          1998         1999
                                                            -----------   -----------   --------
Pro forma net income (loss)...............................  $(3,370,000)  $(6,551,000)  $743,000
                                                            ===========   ===========   ========
Pro forma net income (loss) per share.....................  $     (0.18)  $     (0.20)  $   0.02
                                                            ===========   ===========   ========

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     ISS has an agreement with a bank providing for a revolving working capital line of credit and a term loan facility. Under the terms of the agreement, ISS may borrow up to $3,000,000 (subject to a borrowing formula) and $500,000, respectively, with interest payable monthly at prime plus .5 percent. The line of credit and the term loan facility are collateralized by certain assets of the Company.

                                ISS GROUP, INC.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS -- (CONTINUED)
Capital lease obligations are as follows at December 31, 1998 and 1999:

                                                                1998        1999
                                                              ---------   ---------
Lease contracts payable in monthly installments aggregating
  $33,000 including interest at an average rate of 8.3%,
  maturing at various dates through 2004 collateralized by
  related equipment.........................................  $ 725,000   $ 762,000
Less amount representing interest...........................    (90,000)    (74,000)
                                                              ---------   ---------
                                                                635,000     688,000
Less current portion........................................   (210,000)   (327,000)
                                                              ---------   ---------
Non-current portion.........................................  $ 425,000   $ 361,000
                                                              =========   =========

     The future minimum lease payment commitments are $374,000, $257,000, $69,000, $40,000 and $22,000 in 2000, 2001, 2002, 2003 and 2004, respectively.

     The charge to income resulting from the depreciation of assets recorded under capital leases is included in depreciation expense.

     The following is an analysis of the leased assets included in property and equipment:

                                                                1998       1999
                                                              --------   ---------
Computer equipment..........................................  $388,000   $ 555,000
Furniture and fixtures......................................   364,000     364,000
Office equipment............................................   183,000     344,000
                                                              --------   ---------
                                                               935,000   1,263,000
  Less accumulated depreciation.............................   368,000     641,000
                                                              --------   ---------
Undepreciated cost..........................................  $567,000   $ 622,000
                                                              ========   =========

     Long-term debt at December 31, 1998 and 1999 consists of the following:

                                                                1998        1999
                                                              ---------   ---------
Note payable to bank, due in monthly installments of
  $13,400, balance due November 2000, at interest rate of
  8.6%, collateralized by related equipment.................  $ 285,000   $ 144,000
Note payable to bank, due in monthly installments of
  $11,500, balance due May 2001, at interest rate of 8.29%,
  collateralized by related equipment.......................    291,000     184,000
                                                              ---------   ---------
                                                                576,000     328,000
Less current maturities.....................................   (260,000)   (254,000)
                                                              ---------   ---------
Non-current portion.........................................  $ 316,000   $  74,000
                                                              =========   =========

     The non-current portion of long-term debt at December 31, 1999 matures in 2001.

7. COMMITMENTS AND CONTINGENT LIABILITIES

     ISS has non-cancelable operating leases for facilities that expire at various dates through April 2012. In 1999 ISS entered into an eleven and one-half year lease for a new corporate headquarters, which it expects to occupy in various stages beginning in November 2000.

                                ISS GROUP, INC.

7. COMMITMENTS AND CONTINGENT LIABILITIES -- (CONTINUED)
     Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1999:

                                                               OPERATING
                                                                LEASES
                                                              -----------
2000........................................................  $ 4,102,000
2001........................................................    6,156,000
2002........................................................    6,195,000
2003........................................................    5,503,000
2004........................................................    5,606,000
Thereafter..................................................   44,714,000
                                                              -----------
          Total minimum lease payments......................  $72,276,000
                                                              ===========

     Rent expense was approximately $749,000, $2,098,000 and $2,831,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

     On July 13, 1999 ISS and Network Associates, Inc. announced that the patent infringement suit filed in July 1998 by Network Associates, Inc against Internet Security Systems, Inc. (a wholly-owned subsidiary of ISS) was resolved to the parties' mutual satisfaction. The resolution of this previously pending litigation had no material adverse effect on the business, operating results, or financial condition of ISS.

8. INCOME TAXES

     For financial reporting purposes, the provision for income taxes includes the following components, all of which are current:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997    1998       1999
                                                              ----   -------   --------
Federal income taxes........................................  $ --   $    --   $730,000
State income taxes..........................................    --        --    149,000
Foreign income taxes........................................    --    62,000     97,000
                                                              ----   -------   --------
          Total provision for income taxes..................  $ --   $62,000   $976,000
                                                              ====   =======   ========

     A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1997          1998          1999
                                                          -----------   -----------   -----------
Federal income taxes at 34%, applied to pretax income
  (loss)................................................  $(1,332,000)  $(1,440,000)  $ 2,878,000
State income taxes, net of federal income tax benefit...     (157,000)     (160,000)      149,000
Alternative Minimum Tax.................................           --            --       230,000
Intangibles.............................................           --       345,000       209,000
Research and development tax credits....................     (159,000)     (384,000)     (717,000)
Merger expenses not deductible for tax purposes.........           --            --       792,000
S Corp earnings.........................................           --            --      (255,000)
Foreign operations......................................           --        62,000        97,000
Other...................................................      (26,000)       42,000            --
Change in valuation allowance...........................    1,674,000     1,597,000    (2,407,000)
                                                          -----------   -----------   -----------
                                                          $        --   $    62,000   $   976,000
                                                          ===========   ===========   ===========

                                ISS GROUP, INC.

8. INCOME TAXES -- (CONTINUED)
     Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net income tax effect has been computed using a combined statutory rate of 38% for federal and state taxes. Significant components of ISS's net deferred income taxes are as follows:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------   ------------
Deferred income tax liability -- core technology............  $   494,000   $    419,000
                                                              -----------   ------------
Deferred income tax assets:
  Depreciation and amortization.............................       72,000        267,000
  Accrued liabilities.......................................      410,000        121,000
  Allowance for doubtful accounts...........................      109,000        165,000
  Deferred compensation.....................................      274,000        142,000
  Net operating loss carryforwards..........................    5,447,000      9,986,000
  AMT credit carryforwards..................................           --        230,000
  Foreign net operating loss carryforwards..................      298,000        647,000
  Research and development tax credit carryforwards.........      571,000      1,336,000
                                                              -----------   ------------
          Total deferred income tax assets..................    7,181,000     12,894,000
Net deferred income tax assets..............................    6,687,000     12,475,000
                                                              -----------   ------------
Less valuation allowance....................................   (6,687,000)   (12,475,000)
                                                              -----------   ------------
          Net deferred income tax assets....................  $        --   $         --
                                                              ===========   ============

     For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. ISS has not recognized any benefit from the future use of the deferred income tax assets because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

     The valuation allowances at December 31, 1998 and 1999 include items resulting from both operating losses and stock option deductions. The change in balance between December 31, 1998 and 1999 is the net result of a reduction of the valuation allowance related to operating losses (as shown in the provision reconciliation) and an increase in the valuation allowance related to stock option deductions.

     The deferred income tax assets include approximately $3,212,000 and $12,124,000 at December 31, 1998 and 1999, respectively, of assets related to stock option deductions. While income tax expense will be recorded on any future pre-tax profits from United States operations, these deferred income tax assets would reduce the related income taxes payable. This reduction in income taxes payable in future periods would be recorded as additional paid-in-capital.

     ISS has approximately $26,300,000 of net operating loss carryforwards for federal income tax purposes that expire in varying amounts between 2011 and 2019. The net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. ISS also has approximately $1,200,000 of net operating loss carryforwards related to its foreign operations and approximately $1,336,000 of research and development tax credit carryforwards that expire between 2011 and 2019.

                                ISS GROUP, INC.

9. EMPLOYEE BENEFIT PLANS

     ISS sponsors a 401(k) plan that covers substantially all employees over 21 years of age. ISS may make contributions to the plan at its discretion, but has made no contributions to the plan through December 31, 1999.

10. INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1997           1998          1999
                                                          -----------   ------------   ----------
Numerator:
  Net income (loss).....................................  $(3,306,000)  $ (3,893,000)  $7,490,000
  Accretion of Series A and Series B
     Redeemable, Convertible Preferred Stock............      (11,000)            --           --
                                                          -----------   ------------   ----------
                                                          $(3,317,000)  $ (3,893,000)  $7,490,000
                                                          ===========   ============   ==========
Denominator:
  Denominator for basic net income (loss) per share --
     weighted average shares............................   18,399,000     32,351,000   39,996,000
  Effect of dilutive stock options......................           --             --    3,695,000
                                                          -----------   ------------   ----------
  Denominator for diluted net income (loss) per share --
     weighted average shares............................   18,399,000     32,351,000   43,691,000
  Redeemable, Convertible Preferred Stock...............   11,474,000      2,612,000           --
                                                          -----------   ------------   ----------
Weighted average shares for pro forma net loss per
  share.................................................   29,873,000     34,963,000           --
                                                          ===========   ============
Basic net income (loss) per share.......................  $     (0.18)  $      (0.12)  $     0.19
                                                          ===========   ============   ==========
Diluted net income (loss) per share.....................  $     (0.18)  $      (0.12)  $     0.17
                                                          ===========   ============   ==========
Pro forma net income (loss) per share...................  $     (0.11)  $      (0.11)
                                                          ===========   ============

     Options aggregating 3,776,000 and 5,205,000 at December 31, 1997 and 1998, respectively, are not included in the above calculations as they are antidilutive.

11. EXPORT SALES

     ISS generates export sales from the United States to the Europe, Asia/Pacific Rim and Latin America regions. Also, revenues are generated from ISS's foreign operations in these regions. ISS is organized as, and operates in, a single business segment. Revenues from any one country are not material. In the aggregate, the Europe, Asia/Pacific Rim and Latin America regions represented the following percentages of total revenues:

                                                              1997    1998    1999
                                                              ----    ----    ----
Europe......................................................   5%      9%      11%
Asia/Pacific Rim............................................   6       3        5
Latin America...............................................  --      --        1

                                ISS GROUP, INC.

12. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Summarized quarterly results for the two years ended December 31, 1998 and 1999 are as follows (in thousands, except per share data):

                                               FIRST     SECOND      THIRD     FOURTH
                                              -------    -------    -------    -------
1998 by quarter:
  Revenues..................................  $10,477    $11,824    $13,812    $20,975
  Operating income (loss)...................   (1,599)    (2,147)    (1,258)    (1,101)
  Net income (loss).........................   (1,539)    (1,319)      (528)      (507)

Loss per share:
  Basic.....................................  $ (0.08)   $ (0.04)   $ (0.01)   $ (0.01)
  Diluted...................................    (0.08)     (0.04)     (0.01)     (0.01)
  Pro forma.................................    (0.05)        --         --         --

1999 by quarter:
  Revenues..................................  $22,975    $27,279    $30,001    $36,232
  Operating income (loss)...................      396        739       (842)     2,407
  Net income................................    1,176      2,127        693      3,494

Income per share:
  Basic.....................................  $  0.03    $  0.05    $  0.02    $  0.09
  Diluted...................................     0.03       0.05       0.02       0.08

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT
                                                  BEGINNING OF                            BALANCE AT
                                                      YEAR       PROVISION   WRITE-OFFS   END OF YEAR
                                                  ------------   ---------   ----------   -----------
1997
Allowance for Doubtful Accounts.................    $ 96,000     $210,000    $ (20,000)    $286,000
                                                    ========     ========    =========     ========
1998
Allowance for Doubtful Accounts.................    $286,000     $229,000    $(103,000)    $412,000
                                                    ========     ========    =========     ========
1999
Allowance for Doubtful Accounts.................    $412,000     $554,000    $(118,000)    $848,000
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

Dated: March 30, 2000

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ THOMAS E. NOONAN                   Chairman, President and Chief    March 30, 2000
-----------------------------------------------------    Executive (Principal
                  Thomas E. Noonan                       Executive Officer)

              /s/ CHRISTOPHER W. KLAUS                 Chief Technology Officer,        March 30, 2000
-----------------------------------------------------    Secretary and Director
                Christopher W. Klaus

                 /s/ RICHARD MACCHIA                   Vice President and Chief         March 30, 2000
-----------------------------------------------------    Financial Officer (Principal
                   Richard Macchia                       Financial and Accounting
                                                         Officer)

                /s/ RICHARD S. BODMAN                  Director                         March 30, 2000
-----------------------------------------------------
                  Richard S. Bodman

                /s/ ROBERT E. DAVOLI                   Director                         March 30, 2000
-----------------------------------------------------
                  Robert E. Davoli

                    /s/ SAM NUNN                       Director                         March 30, 2000
-----------------------------------------------------
                      Sam Nunn

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
               /s/ KEVIN J . O'CONNOR                  Director                         March 30, 2000
-----------------------------------------------------
                  Kevin J. O'Connor

                 /s/ DAVID N. STROHM                   Director                         March 30, 2000
-----------------------------------------------------
                   David N. Strohm