Form 10-Q
period 2000-03-31
ISS GROUP INC
filed 2000-05-12
CIK 1053148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           March 31, 2000
                                       ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       --------------    ---------------

                         Commission File Number 0-23655
                                                --------

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                          Number of Shares Outstanding
    Title of each class                         as of May 5, 2000
------------------------------            ----------------------------
Common Stock, $0.001 par value                      41,866,845

                                                                                        PAGE
PART I.           FINANCIAL INFORMATION                                                 NUMBER
-------           ---------------------                                                 ------

Item 1   Consolidated Financial Statements:

         Consolidated Statements of Operations for the Three Months
         ended March 31, 2000 and March 31, 1999.............................................3

         Consolidated Balance Sheets at March 31, 2000 and
         December 31, 1999...................................................................4

         Consolidated Statements of Cash Flows for the Three
         Months ended March 31, 2000 and March 31, 1999......................................5

         Notes to Consolidated Financial Statements..........................................6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................................... 8

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk..................................................................13

PART II. OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds..........................................14

Item 6   Exhibits and Reports on Form 8-K...................................................14

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              ISS GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                     2000          1999
                                                     ----          ----
Revenues:
     Product licenses and sales                   $ 24,778       $14,458
     Subscriptions                                   8,089         4,883
     Professional services                           6,424         3,634
                                                  --------       -------
                                                    39,291        22,975

Costs and expenses:
     Cost of revenues:
          Product                                    5,255         2,697
          Subscription and service                   6,733         3,821
                                                  --------       -------
     Total cost of revenues                         11,988         6,518

     Research and development                        6,802         4,062
     Sales and marketing                            14,284         9,437
     General and administrative                      2,884         2,311
     Amortization                                      248           251
                                                  --------       -------
                                                    36,206        22,579

Operating income                                     3,085           396
Interest income, net                                 1,868           861
Exchange loss                                         (126)           --
                                                  --------       -------
Income before income taxes                           4,827         1,257
Provision for income taxes                           1,757            81
                                                  --------       -------
Net income                                        $  3,070       $ 1,176
                                                  ========       =======


Basic net income per share of Common Stock        $   0.07       $  0.03
                                                  ========       =======
Diluted net income per share of Common Stock      $   0.07       $  0.03
                                                  ========       =======

Weighted average number of shares:
   Basic                                            41,398        38,137
                                                  ========       =======
   Diluted                                          44,843        41,850
                                                  ========       =======

                                 ISS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                      3/31/00         12/31/99
                                                                                      -------         --------
                                                                                    (UNAUDITED)       (AUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                         $  84,463       $  70,090
   Marketable securities                                                                44,434          56,693
   Accounts receivable, less allowance for doubtful accounts
       of $869 and $848, respectively                                                   31,163          26,934
   Inventory                                                                               707             473
   Prepaid expenses and other current assets                                             2,833           2,122
                                                                                     ---------       ---------
       Total current assets                                                            163,600         156,312

Property and equipment:
   Computer equipment                                                                   12,796          10,108
   Office furniture and equipment                                                        5,373           5,232
   Leasehold improvements                                                                1,124             870
                                                                                     ---------       ---------
                                                                                        19,293          16,210
   Less accumulated depreciation                                                         8,549           7,277
                                                                                     ---------       ---------
                                                                                        10,744           8,933

Restricted marketable securities                                                        12,500          12,500
Goodwill, less accumulated amortization of $476 and $396, respectively                   2,695           2,775
Other intangibles, less accumulated amortization of $995 and $827, respectively          3,850           4,019
Other assets                                                                               349             306
                                                                                     ---------       ---------
       Total assets                                                                  $ 193,738       $ 184,845
                                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $   4,197       $   5,144
   Accrued expenses                                                                      7,159           6,298
   Deferred revenues                                                                    19,661          17,155
   Current portion of long-term debt and capital leases obligations                        423             580
                                                                                     ---------       ---------
       Total current liabilities                                                        31,440          29,177


Long-term debt, including capital lease obligations                                        181             435
Non-current liabilities                                                                     76              80

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 20,000,000 shares authorized, none issued
     or outstanding                                                                         --              --
   Common stock, $.001 par value, 120,000,000 shares authorized,
     41,782,000 and 40,625,000 issued and outstanding,
    Respectively                                                                            42              41
   Additional paid-in capital                                                          161,269         157,467
   Deferred compensation                                                                  (238)           (288)
   Cumulative adjustment for currency revaluation                                           65             100
   Retained earnings (accumulated deficit)                                                 903          (2,167)
                                                                                     ---------       ---------
       Total stockholders' equity                                                      162,041         155,153
                                                                                     ---------       ---------
       Total liabilities and stockholders' equity                                    $ 193,738       $ 184,845
                                                                                     =========       =========

                                 ISS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            ----------------------
                                                              2000            1999
                                                              ----            ----
OPERATING ACTIVITIES
Net income                                                    3,070          1,176
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation                                             1,272            747
     Amortization of goodwill and intangibles                   248            251
     Accretion of discount on marketable securities            (250)            --
     Other non-cash items                                        46             84
     Income tax benefit from exercise of stock options        1,166             --
     Changes in assets and liabilities:
       Accounts receivable                                   (4,229)        (2,165)
       Inventory                                               (234)           (46)
       Prepaid expenses and other assets                       (754)          (258)
       Accounts payable and accrued expenses                    (86)          (154)
       Deferred revenues                                      2,506          5,136
                                                            -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,755          4,771

INVESTING ACTIVITIES
Net proceeds from maturity of marketable securities          45,926             --
Purchases of marketable securities                          (33,417)            --
Purchases of property and equipment                          (3,082)        (1,499)
                                                            -------        -------
NET CASH USED IN INVESTING ACTIVITIES                         9,427         (1,499)

FINANCING ACTIVITIES
Payments on long term debt and capital leases                  (411)          (126)
Proceeds from exercise of stock options                       1,982          1,433
Issuance of common stock                                        655             --
Net proceeds from public offering                                --         77,397
Capital transactions of merged entity                            --           (315)
                                                            -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,226         78,389

Foreign currency impact on cash                                 (35)           (62)
                                                            -------        -------
Net increase in cash and cash equivalents                    14,373         81,599
Cash and cash equivalents at beginning of period             70,090         52,922
                                                            -------        -------
Cash and cash equivalents at end of period                   84,463        134,521
                                                            =======        =======

Supplemental cash flow disclosure:

Interest paid                                                    33             --
                                                             ======        =======
Capital lease obligations incurred during the period             --            102
                                                             ======        =======
Taxes paid                                                       --             --
                                                             ======        =======

                                 ISS GROUP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Significant Accounting Policies

The accompanying consolidated financial statements of ISS Group, Inc. ("ISS" or "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999.

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

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2000 and the consolidated results of its operations and cash flows for the three months ended March 31, 2000 and 1999. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

Revenue Recognition

ISS recognizes its perpetual license revenue upon (i) delivery of software or, if the customer has evaluation software, delivery of the software key, and (ii) issuance of the related license, assuming no significant vendor obligations or customer acceptance rights exist. For perpetual license agreements when payment terms extend over periods greater than twelve months, revenue is recognized as such amounts are billable. Product sales consist of software developed by third party-partners, combined in some instances with associated hardware appliances and partner maintenance services. These sales are recognized upon shipment to the customer.

Subscriptions revenues include maintenance, term licenses and managed services. Annual renewable maintenance is a separate component of perpetual license agreements for which the revenue is recognized ratably over the maintenance contract term. Term licenses allow customer use of the product and maintenance for a specified period, generally twelve months, for which revenues are also recognized ratably over the contract term. Managed services consist of security monitoring services of information assets and systems and are recognized as such services are provided. Professional services revenues, including training, are recognized as such services are performed.

Cost of Revenues

Costs of revenues include the costs of products and services. Cost of products represents the cost of product sales which are incurred upon recognition of the associated product revenues. Cost of services includes the cost of ISS's technical support group who provide assistance to

                                ISS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customers with maintenance agreements, the operations center costs of providing managed services and the costs related to ISS's professional services and training.

2. Income taxes

The tax provision for the quarter ended March 31, 1999 relates primarily to our European operations. In 1999, we utilized net operating loss carryforwards to offset tax expense that would otherwise be recorded on profits from domestic operations for 1999. As of December 31, 1999 substantially all net operating loss carryforwards that would reduce future income tax expense related to United States operations had been utilized. While income tax expense was recorded on domestic income for the quarter ended March 31, 2000, taxes payable was reduced by deductions related to the exercise of stock options. The tax benefit for the use of stock option deductions was recorded as additional paid-in-capital.

3. Comprehensive Income

Comprehensive income for the quarter ended March 31, 2000 aggregated $3,035,000. The effects of foreign exchange gains and losses arising from translations of assets and liabilities of foreign operations into U.S. dollars at March 31, 2000 are included as a component of comprehensive income. Such amounts were $35,000 in the quarter ended March 31, 2000.

4. Income per share

Basic net income per share was computed by dividing net income by the weighted average number of shares of Common Stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average shares outstanding, including Common Stock equivalents if dilutive. For the quarters ended March 31, 2000 and 1999 weighted average shares included 3,445,000 and 3,713,000 shares, respectively, to reflect the dilutive impact of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements. Such statements include declarations regarding our intent, belief or current expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors included under Exhibit 99 at the end of this Quarterly Report on Form 10-Q, as well as the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission and available at their Web site at www.sec.gov.

OVERVIEW

We are a leading source for e-business security management solutions. Our Adaptive Security Management approach to information security protects distributed computing environments, such as internal corporate networks, inter-company networks and electronic commerce environments, from attacks, misuse and security policy violations, while ensuring the confidentiality, privacy, integrity and availability of proprietary information. We deliver an end-to-end security management solution through our SAFEsuite security management platform coupled with around-the-clock remote security monitoring through our managed services offerings. Our SAFEsuite family of products is a critical element of an active Internet and networking security program within today's world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. Our managed security services offerings currently provide remote management of the industry's best-of-breed security technology including firewalls, virtual private networks, or VPNs, anti-virus, URL filtering software and security assessment and intrusion detection systems. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers' needs and providing education, consulting and managed services.

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

Annual renewable maintenance is a separate component of each perpetual license agreement for ISS products with revenue recognized ratably over the maintenance term. Subscription revenues include maintenance, term licenses, and managed service arrangements. Term licenses allow customers to use our products and receive maintenance coverage for a specified period, generally 12 months. We recognize revenues from these term agreements ratably over the subscription

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


term. Managed services consist of monitoring services of information assets and systems and are recognized as such services as provided. Professional services revenues include consulting services and training. Consulting services, typically billed on a time-and-materials basis, assist in, the development of customers' security policies, the assessment of security policy decisions and the successful deployment of our products within customer networks. We recognize such professional services revenues as the related services are rendered.

We believe that our total solutions approach will grow all of our revenue categories. This includes our products and managed services offerings, as well as maintenance and professional services and training. While we expect the expansion of these product and service offerings to originate primarily from internal development, our strategy includes acquiring products, technologies and service capabilities that fit within our strategy and that potentially accelerate the timing of the commercial introduction of such products and technologies. Over the last 18 months, we have made four different acquisitions, each of which included such products, technologies or service capabilities.

Our business has been growing rapidly. Although we continue to experience significant revenue growth, we cannot assure our stockholders that such growth can be sustained and, therefore, investors should not rely on our past growth as a predictor of future performance. We expect to continue to expand our domestic and international sales and marketing operations, increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities, seek acquisition candidates that will enhance our products and market share, and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. All of these initiatives will increase operating expenses. Thus, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. As a result, while we achieved profitability throughout 1999 and the first quarter of 2000, we cannot be certain that we can sustain such profitability. See the risk factors included as
Exhibit 99 to this Quarterly Report on Form 10-Q.

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the three months ended March 31, 2000 and 1999:


                                                        Three months ended
                                                             March 31,
                                                       -------------------
                                                       2000           1999
                                                       ----           ----
                 Product and license sales             63.1%          62.9%
                 Subscriptions                         20.6%          21.3%
                 Professional services                 16.3%          15.8%
                                                      -----          -----
                    Total revenues                    100.0%         100.0%
                                                      -----          -----

                 Cost of revenues                      30.5%          28.4%
                 Research and development              17.3%          17.7%
                 Sales and marketing                   36.4%          41.1%
                 General and administrative             7.3%          10.0%
                 Amortization                           0.6%           1.1%
                                                      -----          -----
                    Total costs and expenses           92.1%          98.3%
                                                      -----          -----
                 Operating income                       7.9%           1.7%
                                                      =====          =====


REVENUES

Our total revenues increased 71% to $39,291,000 for the three months ended March 31, 2000 as compared with the same period in the prior year. Product and license sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation at 63% of total revenues for both the three month periods ended March 31, 2000 and March 31, 1999.

Licenses of each category of our product offerings grew in absolute dollars when comparing the three months ended March 31, 2000 to the comparable prior year period. This fact reflects the continued customer confidence in each component of our solution. As a percentage of total license revenues, there were the following fluctuations in categories for the three months ended March 31. We do not feel these variances are reflective of any trend.

                                                            2000       1999
                                                            ----       ----

                 Vulnerability assessment                    32%        32%
                 RealSecure intrusion detection              38%        41%
                 SAFEsuite decisions                          4%         4%
                                                             --         --
                  Total                                      74%        77%

The balance of our sales and license revenues originated from sales of partner software and hardware appliances that increased in absolute dollars and represented 26% of overall product sales and licenses in the three months ended March 31, 2000 compared with 23% in the comparable period in 1999.

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

Subscription revenues grew 66% from $4,883,000 in the three months ended March 31, 1999 to $8,089,000 in the three months ended March 31, 2000, while remaining at 21% of total revenues. Subscription revenues consist of maintenance, term licenses of product usage and managed services.


Professional services revenue increased 77% from $3,634,000 for the three months ended March 31, 1999 to $6,424,000 for the three months ended March 31, 2000 representing 16% of total revenues in both periods. We continue to build our service capabilities to address the demand from our customers for security consulting, training and implementation services.


Geographically, we derived the majority of our revenues from sales to customers within North America; however, international operations continued to be an increasing component of revenues. For the three months ended March 31, 2000 revenues from customers outside of North America represented 25% of total revenues compared to 15% of total revenues for the comparable period in 1999. International growth occurred in all theatres, including Europe, the Asia/Pacific region and the recently developed Brazil market.

COSTS AND EXPENSES

Cost of revenues

Cost of revenues consists of several components. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we provision to our customers in providing a single solution source. Costs associated with licensing ISS products are minor. Costs of product revenues as a percentage of total revenues increased from 12% for the three months ended March 31, 1999 to 13% for the comparable period in 2000 due to the increased level of sales of partner software and hardware appliances.

Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the operations center costs of providing managed services and the costs related to professional services and training. These costs represented 17% of total revenues for the three-month periods ended March 31, 1999 and 2000.

Research and development

Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the "X-Force," our internal team of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. We continue to increase these expenditures, as we perceive primary

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


research and product development and managed service offerings as essential ingredients for retaining our leadership position in the market. We also increased the number of our development personnel focused on our best-of-breed products, enterprise applications, managed services offerings and research for future product offerings. Accordingly, research and development expenses increased in absolute dollars from $4,062,000 in the three months ended March 31, 1999 to $6,802,000 in the three months ended March 31, 2000. These costs decreased slightly as a percentage of total revenues, and we expect the percentage to stabilize in 2000 around the current 17% level.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of the our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. In the quarter ended March 31, 2000, sales and marketing expenses were $14,284,000 or 36% of total revenues, compared to $9,437,000 or 41% of total revenues, in the quarter ended March 31, 1999. The absolute increases have occurred principally from our larger workforce, which has continued to increase each and every quarter, both domestically and internationally. The decrease in sales and marketing expenses as a percentage of total revenues is due to greater levels of productivity achieved by our sales force. This is due to more experience in selling our broadening enterprise offering of products and services and the interest of the marketplace in such offerings.

General and administrative

General and administrative expenses in the quarter ended March 31, 2000 increased $573,000 to $2,884,000, but decreased to 7% of our total revenues. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services costs, and legal, accounting and other professional service fees. The increase in these expenses in absolute dollars is attributable to our effort, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations, as well as the expansion of our facilities.

We recorded $248,000 of amortization expense in the three months ended March 31, 2000 related to goodwill and intangible assets resulting from 1998 acquisitions.

Interest income

Net interest income increased from $861,000 in the quarter ended March 31, 1999 to $1,868,000 in the comparable quarter of 2000, primarily due to increased amounts of cash invested in interest-bearing securities. This increase in cash resulted primarily from the sale of equity securities in March 1999. The exchange loss of $126,000 in the three months ended March 31, 2000 is a result of fluctuations in currency exchange rates between the U.S. dollar and other currencies, primarily the Japanese Yen and the Euro.

Income taxes

We recorded provisions for income taxes of $81,000 for the quarter ended March 31, 1999 and $1,757,000 for the quarter ended March 31, 2000. The tax provision for the quarter ended March

                                 ISS GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


31, 1999 relates primarily to our European operations. In 1999, we utilized net operating loss carryforwards to offset tax expense that would otherwise be recorded on profits from domestic operations for 1999. As of December 31, 1999 substantially all net operating loss carryforwards that would reduce future income tax expense related to United States operations have been utilized. While income tax expense was recorded on domestic income for the quarter ended March 31, 2000, taxes payable was reduced by deductions related to the exercise of stock options. The tax benefit for the use of these stock option deductions was recorded as additional paid-in-capital. As of March 31, 2000, we had a carryforward of approximately $73 million for stock option deductions. The tax benefit for this carryforward will be recorded as additional paid-in-capital as realized. We also have approximately $1.2 million of net operating loss carryforwards related to certain foreign operations and approximately $1.3 million of research and development tax credit carryforwards which expire between 2011 and 2019.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations in the first three months of 2000 was $2,755,000 and included net income of $3,070,000 and non-cash expense charges of $1,566,000. Billings and collections used cash as the increase in net accounts receivable of $4,229,000 in the three months ended March 31, 2000 associated with our growth was only partially offset by the $2,506,000 increase in deferred revenues. The increase in deferred revenues was due to growth in both annual maintenance contracts and term licenses.

Investing activities include the purchase and maturity of marketable securities. These assets have quality characteristics similar to cash equivalents except their maturities are longer than three months. Investing activities in the first quarter of 2000 also included $3.1 million of equipment related to providing existing and new personnel with the necessary hardware and software tools to perform their job functions.

Cash provided by financing activities of $2,226,000 was primarily proceeds from the exercise of stock options and proceeds from issuance of Common Stock through the Company's Employee Stock Purchase Plan.

As of March 31, 2000, we had $128,897,000 of cash and cash equivalents and marketable securities, consisting primarily of United States government agency securities, money market accounts and commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Although we have not identified any specific businesses, products or technologies that we intend to acquire or invest in, and there are not any current agreements with respect to any such transactions, from time to time we expect to evaluate such opportunities. We expect to evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest available cash in investment grade, interest-bearing investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as marketable securities) are not material.

                                    PART II
                               OTHER INFORMATION



ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


(d)      Use of Proceeds.

         (1) On March 23, 1998 the Company's Registration Statement on Form S-1, SEC Registration No. 333-44529 (the "IPO Registration Statement") was declared effective by order of the SEC.
                  Net proceeds to the Company from this offering were $61,547,200. During the three months ended March 31, 2000 the Company used none of the proceeds from the offering for general or other corporate purposes. The remaining $52,585,400 of the proceeds remain in temporary investments consisting of money market accounts available on a daily basis, U.S. Government agency investments and short-term, commercial paper.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27       Financial Data Schedule (for SEC use only)

         99 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statements for Forward-Looking Statements

(b)      Reports on Form 8-K.

         ISS filed no reports on Form 8-K during this reporting period.

                                 ISS GROUP, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ISS GROUP, INC.
                                    ---------------
                                     (Registrant)



Date:     May 12, 2000         By   /s/ Richard Macchia
       ------------------         ------------------------
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)