Form 10-Q
period 2000-06-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2000-08-14
CIK 1053148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
                                        -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                         Commission File Number 0-23655
                                                -------

                         INTERNET SECURITY SYSTEMS, INC.
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


                                 ISS GROUP, INC.
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                    Number of Shares Outstanding
          Title of each class                           as of August 4, 2000
    ------------------------------                  ----------------------------
    Common Stock, $0.001 par value                          41,948,685

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I.  FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements:

         Consolidated Statements of Operations for the Three Months
         and Six Months ended June 30, 2000 and June 30, 1999 ..................       3

         Consolidated Balance Sheets at June 30, 2000 and
         December 31, 1999 .....................................................       4

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2000 and June 30, 1999 ..........................       5

         Notes to Consolidated Financial Statements ............................       6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..........................      8

Item 3   Qualitative and Quantitative Disclosures About Market Risk .............     14

PART II. OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds ..............................     15

Item 4   Submission of Matters to a Vote of Security Holders ....................     15

Item 6   Exhibits and Reports on Form 8-K .......................................     16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                INTERNET SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                   --------------------------       -------------------------
                                                      2000            1999            2000             1999
                                                   ---------        ---------       --------         --------
Revenues:
     Product licenses and sales                    $ 26,331         $ 17,606        $ 51,109         $ 32,064
     Subscriptions                                    9,537            5,497          17,626           10,380
     Professional services                            8,349            4,176          14,773            7,810
                                                   --------         --------        --------         --------
                                                     44,217           27,279          83,508           50,254

Costs and expenses:
     Cost of revenues:
          Product                                     4,442            4,777           9,697            7,474
          Subscription and services                   8,597            4,429          15,330            8,250
                                                   --------         --------        --------         --------
     Total cost of revenues                          13,039            9,206          25,027           15,724

     Research and development                         7,566            4,785          14,368            8,847
     Sales and marketing                             15,658           10,161          29,942           19,598
     General and administrative                       3,491            2,140           6,375            4,451
     Amortization                                       248              248             496              499
                                                   --------         --------        --------         --------
                                                     40,002           26,540          76,208           49,119

Operating income                                      4,215              739           7,300            1,135
Interest income, net                                  2,070            1,513           3,938            2,374
Exchange gain (loss)                                     95               --             (31)              --
                                                   --------         --------        --------         --------
Income before income taxes                            6,380            2,252          11,207            3,509
Provision for income taxes                            2,299              125           4,056              206
                                                   --------         --------        --------         --------
Net income                                         $  4,081         $  2,127        $  7,151         $  3,303
                                                   ========         ========        ========         ========

Basic net income per share of Common Stock         $   0.10         $   0.05        $   0.17         $   0.09
                                                   ========         ========        ========         ========
Diluted net income per share of Common Stock       $   0.09         $   0.05        $   0.16         $   0.08
                                                   ========         ========        ========         ========
Weighted average number of shares:
   Basic                                             41,882           40,447          41,635           36,693
                                                   ========         ========        ========         ========
   Diluted                                           45,203           43,916          45,022           39,881
                                                   ========         ========        ========         ========

                         INTERNET SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  JUNE 30, 2000       DECEMBER 31, 1999
                                                                                  -------------       -----------------
                                                                                   (UNAUDITED)            (AUDITED)
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                        $  79,096            $  70,090
   Marketable securities                                                               51,985               56,693
   Accounts receivable, less allowance for doubtful accounts
     of $1,071 and $848, respectively                                                  38,092               26,934
   Inventory                                                                              571                  473
   Prepaid expenses and other current assets                                            3,872                2,122
                                                                                    ---------            ---------
       Total current assets                                                           173,616              156,312

Property and equipment:
   Computer equipment                                                                  14,746               10,108
   Office furniture and equipment                                                       5,666                5,232
   Leasehold improvements                                                               1,356                  870
                                                                                    ---------            ---------
                                                                                       21,768               16,210
   Less accumulated depreciation                                                       10,230                7,277
                                                                                    ---------            ---------
                                                                                       11,538                8,933

Restricted marketable securities                                                       12,500               12,500
Goodwill, less accumulated amortization of $555 and $396, respectively                  2,616                2,775
Other intangibles, less accumulated amortization of $1,164
   and $827, respectively                                                               3,682                4,019
Other assets                                                                              680                  306
                                                                                    ---------            ---------
       Total assets                                                                 $ 204,632            $ 184,845
                                                                                    =========            =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $   2,798            $   5,144
   Accrued expenses                                                                     9,126                6,298
   Deferred revenues                                                                   24,133               17,155
   Current portion of long-term debt and capital leases obligations                        94                  580
                                                                                    ---------            ---------
       Total current liabilities                                                       36,151               29,177

Long-term debt, including capital lease obligations                                       120                  435
Non-current liabilities                                                                    47                   80

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 20,000,000 shares authorized, none
     issued or outstanding                                                                 --                   --
   Common stock, $.001 par value, 120,000,000 shares authorized,
     41,782,000 and 40,625,000 issued and outstanding, respectively                        42                   41
   Additional paid-in capital                                                         163,599              157,467
   Deferred compensation                                                                 (187)                (288)
   Cumulative adjustment for currency revaluation                                        (124)                 100
   Retained earnings (accumulated deficit)                                              4,984               (2,167)
                                                                                    ---------            ---------
       Total stockholders' equity                                                     168,314              155,153
                                                                                    ---------            ---------
       Total liabilities and stockholders' equity                                   $ 204,632            $ 184,845
                                                                                    =========            =========

                         INTERNET SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     -----------------------------
                                                                                        2000               1999
                                                                                     ---------           ---------
OPERATING ACTIVITIES
Net income                                                                           $   7,151           $   3,303
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation                                                                        2,953               2,476
     Amortization of goodwill and intangibles                                              496                  --
     Accretion of discount on marketable securities                                       (393)                 --
     Other non-cash items                                                                   77                 163
     Income tax benefit from exercise of stock options                                   2,577                  --
     Changes in assets and liabilities:
       Accounts receivable                                                             (11,158)             (4,400)
       Inventory                                                                           (98)               (675)
       Prepaid expenses and other assets                                                (2,124)             (1,185)
       Accounts payable and accrued expenses                                               473                 871
       Deferred revenues                                                                 6,978               5,448
                                                                                     ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                6,932               6,001

INVESTING ACTIVITIES
Net proceeds from maturity of marketable securities                                     56,858                  --
Purchases of marketable securities                                                     (51,757)                 --
Purchases of property and equipment                                                     (5,558)             (3,360)
                                                                                     ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                                     (457)             (3,360)

FINANCING ACTIVITIES
Payments on long term debt and capital leases                                             (801)               (260)
Proceeds from exercise of stock options                                                  2,901               1,792
Issuance of common stock                                                                   655                  --
Net proceeds from public offering                                                           --              77,397
Capital transactions of merged entity                                                       --                (400)
                                                                                     ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                2,755              78,529

Foreign currency impact on cash                                                           (224)               (181)
                                                                                     ---------           ---------
Net increase in cash and cash equivalents                                                9,006              80,989
Cash and cash equivalents at beginning of period                                        70,090              52,922
                                                                                     ---------           ---------
Cash and cash equivalents at end of period                                           $  79,096           $ 133,911
                                                                                     =========           =========


Supplemental cash flow disclosure:
Interest paid                                                                               43                  51
                                                                                     =========           =========
Capital lease obligations incurred during the period                                        --                 167
                                                                                     =========           =========
Taxes paid                                                                                  --                  --
                                                                                     =========           =========

                         INTERNET SECURITY SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies

The accompanying consolidated financial statements of Internet Security Systems, Inc. ("ISS" or "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999.

Prior to the opening of business on July 20, 2000, Internet Security Systems, Inc. operated under the name of ISS Group, Inc. The NASDAQ National Market symbol for the Company remains unchanged as ISSX. This name change, which was approved by the stockholders of the Company at its annual stockholder meeting earlier this year, allows the Company to be identified by the name used in the marketplace for its products and services.

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

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2000 and the consolidated results of its operations and cash flows for the six months ended June 30, 2000 and 1999. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

                         INTERNET SECURITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cost of Revenues

Cost of revenues include the costs of products and services. Cost of products represents the cost of product sales which are incurred upon recognition of the associated product revenues. Cost of services includes the cost of ISS's technical support group who provide assistance to customers with maintenance agreements, the operations center costs of providing managed services and the costs related to ISS's professional services and training.

2.       Income taxes

The tax provision for the quarter ended June 30, 1999 relates primarily to the Company's European operations. In 1999, ISS utilized net operating loss carryforwards to offset tax expense that would otherwise be recorded on profits from domestic operations for 1999. As of December 31, 1999, substantially all net operating loss carryforwards that would reduce future income tax expense related to United States operations had been utilized. While income tax expense was recorded on domestic income for the quarter ended June 30, 2000, taxes payable was reduced by deductions related to the exercise of stock options. The tax benefit for the use of stock option deductions was recorded as additional paid-in capital.

3.       Comprehensive Income

Comprehensive income for the quarter ended June 30, 2000 aggregated $4,270,000 and $7,375,000 for the six months ended June 30, 2000. The effects of foreign exchange gains and losses arising from translations of assets and liabilities of foreign operations into U.S. dollars at June 30, 2000 are included as a component of comprehensive income. Such amounts were $189,000 in the quarter ended June 30, 2000 and $224,000 for the six months ended June 30, 2000.

4.       Income per share

Basic net income per share was computed by dividing net income by the weighted average number of shares of Common Stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average shares outstanding, including Common Stock equivalents if dilutive. For the quarters ended June 30, 2000 and 1999, weighted average shares included 3,321,000 and 3,469,000 shares, respectively, to reflect the dilutive impact of stock options. Year-to-date weighted average shares included 3,387,000 shares in 2000 and 3,188,000 shares in 1999 to reflect the dilutive impact of stock options.

ITEM 2.                INTERNET SECURITY SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

Annual renewable maintenance is a separate component of each perpetual license agreement for ISS products with revenue recognized ratably over the maintenance term. Subscription revenues include maintenance, term licenses, and managed service arrangements. Term licenses allow customers to use our products and receive maintenance coverage for a specified period, generally

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

12 months. We recognize revenues from these term agreements ratably over the subscription term. Managed services consist of monitoring services of information assets and systems and are recognized as such services as provided. Professional services revenues include consulting services and training. Consulting services, typically billed on a time-and-materials basis, assist in the development of customers' security policies, the assessment of security policy decisions and the successful deployment of our products within customer networks. We recognize such professional services revenues as the related services are rendered.

We believe that our total solutions approach will grow all of our revenue categories. This includes our products and managed services offerings, as well as maintenance and professional services and training. While we expect the expansion of these product and service offerings to originate primarily from internal development, our strategy includes acquiring products, technologies and service capabilities that fit within our strategy and that potentially accelerate the timing of the commercial introduction of such products and technologies. During the last two years, we have made four different acquisitions, each of which included such products, technologies or service capabilities.

Our business has been growing rapidly. Although we continue to experience significant revenue growth, we cannot assure our stockholders that such growth can be sustained and, therefore, investors should not rely on our past growth as a predictor of future performance. We expect to continue to expand our domestic and international sales and marketing operations, increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities, seek acquisition candidates that will enhance our products and market share, and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. All of these initiatives will increase operating expenses. Thus, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. As a result, while we achieved profitability throughout 1999 and the first half of 2000, we cannot be certain that we can sustain such profitability. See the risk factors included as Exhibit 99 to this Quarterly Report on Form 10-Q.

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

                                                        Three months ended            Six months ended
                                                             June 30,                     June 30,
                                                       -------------------           -------------------
                                                       2000           1999           2000           1999
                                                       ----           ----           ----           ----
                  Product licenses and sales             60%            65%            61%            64%
                  Subscriptions                          21%            20%            21%            21%
                  Professional services                  19%            15%            18%            15%
                                                       ----           ----           ----           ----
                     Total revenues                     100%           100%           100%           100%
                                                       ----           ----           ----           ----
                  Cost of revenues                       29%            34%            30%            31%
                  Research and development               17%            17%            17%            18%
                  Sales and marketing                    35%            37%            36%            39%
                  General and administrative              8%             8%             8%             9%
                  Amortization                            1%             1%            --              1%
                                                       ----           ----           ----           ----
                     Total costs and expenses            90%            97%            91%            98%
                                                       ----           ----           ----           ----
                  Operating income                       10%             3%             9%             2%
                                                       ====           ====           ====           ====


REVENUES

Our total revenues increased 62% to $44.2 million for the three months ended June 30, 2000 and 66% to $83.5 million on a year-to-date basis compared with the same periods in the prior year. Product and license sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation, representing 60% of total revenues for the three month period ended June 30, 2000 and 65% of total revenues for the three months ended June 30, 1999. Product licenses and sales represented 61% of total revenues for the six month periods ended June 30, 2000 and 64% in the same period of 1999. This category of sales originated from our acquisition of Netrex, Inc., which we acquired in the third quarter of 1999 in a transaction accounted for as a pooling-of-interests. These sales are considered to be a part of our core strategy only if they are a component of a managed services offering or our total solutions approach. Our sales compensation program now discourages sales of these products outside of this strategic objective.

Licenses of each category of our product offerings grew in absolute dollars in he three months and six months ended June 30, 2000 when compared to the corresponding periods in the prior year. This growth reflected continued customer confidence in each component of our solution. As a percentage of total license revenues, there were the following fluctuations in categories for the periods indicated; however, we do not feel these variances are reflective of any trend:

                                                        Three months ended             Six months ended
                                                              June 30,                     June 30,
                                                        -------------------           -------------------
                                                        2000           1999           2000           1999
                                                        ----           ----           ----           ----
                  Vulnerability assessment               30%            40%            31%            37%
                  RealSecure intrusion detection         44%            26%            41%            33%
                  SAFEsuite Decisions                     6%             1%             5%             2%
                                                        ---            ---            ---            ---
                   Total                                 80%            67%            77%            72%

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


The balance of our product licenses and sales revenues originated from sales of partner software and hardware appliances, which represented 20% of overall product licenses and sales, in the three months ended June 30, 2000 as compared to 33% in the corresponding three month period in 1999. On a year-to-date basis, sales of partner software and hardware appliances decreased from 28% of overall product license and sales revenue in 1999 to 23% in 2000.

We continued to add significant functionality to our SAFEsuite product family during the year-to-date period, providing customers with more powerful and easier-to-use solutions for security management across the enterprise. Sales of partner software and hardware appliances are a part of our total solution approach whereby we provision third-party partner products to provide a single solution source for our customers.

Subscription revenues grew 73% from $5.5 million in the three months ended June 30, 1999 to $9.6 million in the three months ended June 30, 2000, representing 20% and 21% of total revenues in these respective periods. On a year-to-date basis, subscription revenues represented 21% of total revenues in both the six months ended June 30, 2000 and 1999.

Professional services revenue increased 100% from $4.2 million for the three months ended June 30, 1999 to $8.3 million for the three months ended June 30, 2000 representing 15% of total revenues in the three months ended June 30, 1999 as compared to 19% in the corresponding three months in 2000. For the six months ended June 30, 2000, professional services revenue increased 89% from $7.8 million for the six months ended June 30, 1999 to $14.7 million for the six months ended June 30, 2000. We continue to build our service capabilities to address the demand from our customers for security consulting and implementation services and for expanded training course offerings.

Geographically, we derived the majority of our revenues from sales to customers within North America; however, international operations continued to be an increasing component of revenues. For the three months ended June 30, 2000, revenues from customers outside of North America represented 21% of total revenues; compared to 15% of total revenues for the comparable period in 1999. For the six months ended June 30, 2000, international revenues represented 23% of total revenues as compared to 15% of total revenues for the comparable period in 1999. International growth occurred in all theatres, including Europe, the Asia/Pacific region and Brazil.

COSTS AND EXPENSES

Cost of revenues

Cost of revenues consists of several components. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we provision to our customers in providing a single solution source. Costs associated with licensing ISS products are minor. Costs of product revenues as a percentage of total revenues decreased from 18% for the three months ended June 30, 1999 to 10% for the comparable period in 2000, due primarily to the decreased level of sales of partner software and hardware appliances. For the six months ended June 30, 2000 cost of product revenues represented 12% of total revenues as compared to 15% in the corresponding period of 1999.

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the operations center costs of providing managed services and the costs related to professional services and training. Each of these categories are experiencing cost increases as we consciously invest in improving our capabilities, both in terms of systems and manpower. These costs represented 16% of total revenues for the three-month period ended June 30, 1999 and 19% of total revenues for the three months ended June 30, 2000. On a year-to-date basis, these costs represented 16% of total revenues for the six months ended June 30, 1999 and 18% for the six months ended June 30, 2000.

Research and development

Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the "X-Force," our internal team of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. We continue to increase these expenditures, as we perceive primary research and product development as essential ingredients for retaining our leadership position in the market. We also increased the number of our development personnel focused on our best-of-breed products, enterprise applications, and managed services offerings. Accordingly, research and development expenses increased 58% from $4.8 million in the three months ended June 30, 1999 to $7.5 million in the three months ended June 30, 2000. On a year-to-date basis, research and development expenses increased 62% to $14.4 million in 2000 from $8.9 million in 1999. On a quarterly basis these costs remained consistent at 17% of total revenues while on a year-to-date basis these costs decreased from 18% of total revenues in 1999 to 17% of total revenues in 2000.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. In the quarter ended June 30, 2000, sales and marketing expenses were $15.7 million or 35% of total revenues, compared to $10.2 million or 37% of total revenues in the quarter ended June 30, 1999. Results for the six months ended June 30 exhibit similar trends, with increases in the dollar amount of sales and marketing expenditures and a decrease in sales and marketing expense as a percentage of total revenues, which decreased from 39% in 1999 to 36% in 2000. Increases in sales and marketing expenses have occurred principally due to the growth in our workforce, which has continued to increase each and every quarter, both domestically and internationally. The decrease in sales and marketing expenses as a percentage of total revenues is due to greater levels of productivity achieved by our sales force. This is due to more experience in selling our broadening enterprise offering of products and services and the interest of the marketplace in such offerings.

General and administrative

General and administrative expenses in the quarter ended June 30, 2000 increased to $3.5 million from $2.1 million in the quarter ended June 30, 1999, and represented 8% of our total revenues in each of these quarters. For the six months ended June 30, general and administrative expenses decreased as a percentage of total revenues from 9% in 1999 to 8% in 2000. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services costs, and legal, accounting and other professional service fees. The increase in

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

these expenses in absolute dollars is attributable to our effort, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations, as well as the expansion of our facilities.

We recorded $248,000 of amortization expense in the three months ended June 30, 2000 related to goodwill and intangible assets resulting from acquisitions made in 1998.

Interest income and Exchange gain/(loss)

Net interest income increased from $1.5 million in the quarter ended June 30, 1999 to $2.1 million in the comparable quarter of 2000, due to increased amounts of cash invested in interest-bearing securities and higher rates of interest. For the six months ended June 30, net interest income was $3.9 million in 2000 compared to $2.4 million in 1999. The exchange gain of $95,000 in the three months ended June 30, 2000 was the result of fluctuations in currency exchange rates between the U.S. dollar and other currencies, primarily the Japanese Yen and the Euro.

Income taxes

We recorded provisions for income taxes of $125,000 for the quarter ended June 30, 1999 and $2.3 million for the quarter ended June 30, 2000. The tax provision for the quarter ended June 30, 1999 relates primarily to our European operations. In 1999, we utilized net operating loss carryforwards to offset tax expense that would otherwise be recorded on profits from domestic operations for 1999. As of December 31, 1999, substantially all of our net operating loss carryforwards that would reduce future income tax expense related to United States operations had been utilized. While income tax expense was recorded on domestic income for the quarter ended June 30, 2000, taxes payable were reduced by deductions related to the exercise of stock options. The tax benefit for the use of these stock option deductions was recorded as additional paid-in capital. As of June 30, 2000, we had a carryforward of approximately $69 million for stock option deductions. The tax benefit for this carryforward will be recorded as additional paid-in capital as realized. We also have approximately $1.7 million of research and development tax credit carryforwards that expire between 2011 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations in the first six months of 2000 was $6.9 million and included net income of $7.2 million and non-cash expense charges of $3.5 million. Billings and collections used cash as the increase in net accounts receivable of $11.2 million in the six months ended June 30, 2000 associated with our growth was only partially offset by the $7.0 million increase in deferred revenues. The increase in deferred revenues was due to growth in both annual maintenance contracts and term licenses.

Investing activities include the purchase and maturity of marketable securities. These assets have quality characteristics similar to cash equivalents except their maturities are longer than three months. Investing activities in the first half of 2000 also included $5.6 million of equipment related to providing existing and new personnel with the necessary hardware and software tools to perform their job functions.

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Cash provided by financing activities of $2.8 million was primarily due to proceeds from the exercise of stock options and proceeds from issuance of Common Stock through our Employee Stock Purchase Plan.

As of June 30, 2000, we had $131 million of unrestricted cash and cash equivalents and marketable securities, consisting primarily of United States government agency securities, money market accounts and commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest available cash in investment grade, interest-bearing investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to market risk associated with other financial instruments (such as marketable securities) is not material.

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


  (d)    Use of Proceeds.

         (1) On March 23, 1998, the Company's Registration Statement on Form S-1, SEC Registration No. 333-44529 (the "IPO Registration Statement") was declared effective by order of the SEC. Net proceeds to the Company from this offering were $61,547,200. During the three months ended June 30, 2000, the Company used none of the proceeds from the offering for general or other corporate purposes. The remaining $52,585,400 of the proceeds remain in temporary investments consisting of money market accounts available on a daily basis, U.S. Government agency investments and short-term, commercial paper.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of ISS Group, Inc. was held on Wednesday, May 24, 2000.

                  The first matter submitted to a vote of the stockholders at this meeting was the election of three directors to serve a three-year term ending in 2003. Thomas E. Noonan, Sam Nunn and David N. Strohm were elected at the Annual Meeting by the holders of Common Stock by the following votes: (a) Mr.
                  Noonan: 36,761,263 votes for and 182,598 votes withheld, (b) Mr. Nunn: 36,690,195 votes for and 253,666 votes withheld, and
                  (c) Mr. Strohm: 36,778,563 votes for and 165,298 withheld. There were 650 broker non-votes for purposes of such votes.

                  The second matter submitted to a vote and approved by the stockholders was an amendment to the Company's certificate of incorporation changing the Company's name to "Internet Security Systems, Inc." The vote was as follows: (a) Voting for: 36,933,470 shares, (b) Voting Against: 2,924 shares, and
                  (c) Abstentions: 8,117 shares.

                  The third matter submitted to a vote and approved by the stockholders was the amendment to the Company's Restated 1995 Stock Incentive Plan reducing the number of shares included in future options that may be granted to non-employee directors under the 1995 Plan's Automatic Option Grant Program and increasing the vesting period for annual grants. The vote was as follows: (a) Voting for: 36,094,142 shares, (b) Voting
                  Against: 833,968 shares, and (c) Abstentions: 16,401 shares.

                  The fourth matter submitted to a vote and approved by the stockholders was an amendment to the Company's Restated 1995 Stock Incentive Plan limiting the number of shares by which the share reserve will automatically increase each calendar year under the 1995 Plan. The vote was as follows: (a) Voting for: 26,967,579 shares, (b) Voting Against: 9,949,741 shares, and (c) Abstentions: 27,191 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.

         27       Financial Data Schedule (for SEC use only)

         99       Private Securities Litigation Reform Act of 1995 Safe Harbor
                  Compliance Statements for Forward-Looking Statements

(b)      Reports on Form 8-K.

         ISS filed no reports on Form 8-K during this reporting period.

                        INTERNET SECURITY SYSTEMS, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTERNET SECURITY SYSTEMS, INC.
                                           -------------------------------
                                            (Registrant)



Date:    August 14, 2000         By   /s/ Richard Macchia
      -------------------           --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)