Form 10-Q
period 2000-09-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2000-11-14
CIK 1053148

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         September 30, 2000
                                        ---------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------------

                         Commission File Number 0-23655
                                                -------

                         INTERNET SECURITY SYSTEMS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      58-2362189
------------------------------                    -------------------------
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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]     No  [  ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
      Title of each class                         as of November  3, 2000
----------------------------------              ------------------------------
   Common Stock, $0.001 par value                        42,303,231

                                                                                           PAGE
PART I.           FINANCIAL INFORMATION                                                    NUMBER
                                                                                           ------
Item 1   Consolidated Financial Statements:

         Consolidated Statements of Operations for the Three Months
         and Nine months ended September 30, 2000 and September 30, 1999.....................3

         Consolidated Balance Sheets at September 30, 2000 and
         December 31, 1999...................................................................4

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2000 and September 30, 1999..............................5

         Notes to Consolidated Financial Statements..........................................6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................................... 9

Item 3   Quantitative and Qualitative Disclosures About Market Risk.........................15

PART II. OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds..........................................16

Item 6   Exhibits and Reports on Form 8-K...................................................16

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                INTERNET SECURITY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 --------      ---------      ---------      -------
                                                    2000          1999            2000         1999
                                                 --------      ---------      ---------      -------
Revenues:
     Product licenses and sales                  $ 31,770      $  19,200      $  82,879      $51,264
     Subscriptions                                 10,938          6,202         28,564       16,582
     Professional services                          9,079          4,599         23,852       12,409
                                                 --------      ---------      ---------      -------
                                                   51,787         30,001        135,295       80,255

Costs and expenses:
     Cost of revenues:
          Product licenses and sales                6,525          5,055         16,222       12,529
          Subscriptions and services                9,884          4,801         25,214       13,051
                                                 --------      ---------      ---------      -------
     Total cost of revenues                        16,409          9,856         41,436       25,580

     Research and development                       8,449          5,315         22,817       14,162
     Sales and marketing                           17,406         10,991         47,348       30,589
     General and administrative                     3,429          2,105          9,804        6,556
     Merger costs                                      --          2,329             --        2,329
     Amortization                                     289            247            785          746
                                                 --------      ---------      ---------      -------
                                                   45,982         30,843        122,190       79,962

Operating income (loss)                             5,805           (842)        13,105          293
Interest income, net                                2,253          1,640          6,191        4,014
Exchange loss                                        (463)            --           (494)          --
                                                 --------      ---------      ---------      -------
Income before income taxes                          7,595            798         18,802        4,307
Provision for income taxes                          2,740            105          6,796          311
                                                 --------      ---------      ---------      -------
Net income                                       $  4,855      $     693      $  12,006      $ 3,996
                                                 ========      =========      =========      =======
                                                                                             =======


Basic net income per share of common stock       $   0.12      $    0.02      $    0.29      $  0.10
                                                 ========      =========      =========      =======
Diluted net income per share of common stock     $   0.11      $    0.02      $    0.27      $  0.09
                                                 ========      =========      =========      =======

Weighted average number of shares:

   Basic                                           41,984         40,582         41,752       39,710
                                                 ========      =========      =========      =======
   Diluted                                         45,099         43,946         45,039       43,437
                                                 ========      =========      =========      =======

                         INTERNET SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                            --------------------------------
                                                                                 2000                 1999
                                                                             (UNAUDITED)            (AUDITED)
                                             ASSETS
Current assets:
   Cash and cash equivalents                                                    $  28,593      $  70,090
   Marketable securities                                                          110,670         56,693
   Accounts receivable, less allowance for doubtful accounts
       of $999 and $848, respectively                                              42,524         26,934
   Inventory                                                                        1,392            473
   Prepaid expenses and other current assets                                        3,824          2,122
                                                                                ---------      ---------
       Total current assets                                                       187,003        156,312

Property and equipment:
   Computer equipment                                                              17,637         10,108
   Office furniture and equipment                                                   6,206          5,232
   Leasehold improvements                                                           1,843            870
                                                                                ---------      ---------
                                                                                   25,686         16,210
   Less accumulated depreciation                                                   11,702          7,277
                                                                                ---------      ---------
                                                                                   13,984          8,933

Restricted marketable securities                                                   12,500         12,500
Goodwill, less accumulated amortization of $675 and $396, respectively              3,473          2,775
Other intangible assets, less accumulated amortization of $1,331
   and $827, respectively                                                           3,514          4,019
Other assets                                                                        1,060            306
                                                                                ---------      ---------
       Total assets                                                             $ 221,534      $ 184,845
                                                                                =========      =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   6,489      $   5,144
   Accrued expenses                                                                11,405          6,298
   Deferred revenues                                                               25,596         17,155
   Current portion of long-term debt and capital lease obligations                    192            580
                                                                                ---------      ---------
       Total current liabilities                                                   43,682         29,177

Long-term debt, including capital lease obligations                                   187            435
Other non-current liabilities                                                          57             80

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 20,000,000 shares authorized, none
     issued or outstanding                                                             --             --
   Common stock, $.001 par value, 120,000,000 shares authorized,
     42,062,000 and 40,980,000 shares issued and outstanding, respectively             42             41
   Additional paid-in capital                                                     167,765        157,467
   Deferred compensation                                                             (137)          (288)
   Accumulated other comprehensive income
   Retained earnings (accumulated deficit)                                          9,884         (2,167)
                                                                                ---------      ---------
       Total stockholders' equity                                                 177,608        155,153
                                                                                ---------      ---------
       Total liabilities and stockholders' equity                               $ 221,534      $ 184,845
                                                                                =========      =========

                         INTERNET SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            ---------------------------------
                                                                  2000                1999
                                                            ---------------------------------
OPERATING ACTIVITIES
Net income                                                      $ 12,006           $   3,996
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                  4,358               2,807
     Amortization of goodwill and intangibles                        783                 746
     Accretion of discount on marketable securities               (1,309)                 --
     Other non-cash items                                            117                 244
     Income tax benefit from exercise of stock options             4,985                  --
     Changes in assets and liabilities:
       Accounts receivable                                       (14,845)             (6,171)
       Inventory                                                    (919)               (439)
       Prepaid expenses and other assets                          (2,195)             (1,501)
       Accounts payable and accrued expenses                       5,782               1,676
       Deferred revenues                                           8,441               6,584
                                                                --------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         17,204               7,942

INVESTING ACTIVITIES
Acquisitions, net of cash received                                (1,262)                 --
Net proceeds from maturity of marketable securities               45,861                  --
Purchases of marketable securities                               (98,529)                 --
Purchases of property and equipment                               (9,212)             (4,787)
                                                                --------           ---------
NET CASH USED IN INVESTING ACTIVITIES                            (63,142)             (4,787)

FINANCING ACTIVITIES
Payments on long term debt and capital leases                       (827)               (393)
Net borrowings (payments) under line of credit                        --                 210
Capital transactions of merged entity                                 --                (972)
Proceeds from exercise of stock options                            3,681               2,262
Proceeds from issuance of common stock                             1,633                  --
Net proceeds from public offering                                     --              77,397
                                                                --------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          4,487              78,504

Foreign currency impact on cash                                      (46)               (129)
                                                                --------           ---------
Net (decrease) increase in cash and cash equivalents             (41,497)             81,530
Cash and cash equivalents at beginning of period                  70,090              52,921
                                                                --------           ---------
Cash and cash equivalents at end of period                      $ 28,593           $ 134,451
                                                                ========           =========

Supplemental cash flow disclosure:
Interest paid                                                         50                  82
                                                                ========           =========
Capital lease obligations incurred during the period                  --                 304
                                                                ========           =========

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

         Prior to the opening of business on July 20, 2000, Internet Security Systems, Inc. operated under the name of ISS Group, Inc. This name change, which was approved by the stockholders of the Company at its annual stockholder meeting earlier this year, allows the Company to be identified by the name used in the marketplace for its products and services. The NASDAQ National Market symbol for the Company remained unchanged as ISSX.

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

         The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2000 and the consolidated results of its operations and cash flows for the nine months ended September 30, 2000 and 1999. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

         Subscriptions revenues include maintenance, term licenses and security monitoring services. Annual renewable maintenance is a separate component of perpetual license agreements for which the revenue is recognized ratably over the maintenance contract term. Term licenses allow customer use of the product and maintenance for a specified period, generally twelve months, for which revenues are also recognized ratably over the contract term. Security monitoring services of information assets and systems are part of managed services and are recognized as such services are provided. Professional services revenue, including training and consulting, are recognized as such services are performed.

                         INTERNET SECURITY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Cost of Revenues

     Cost of revenues includes the costs of products and services. Cost of products represents the cost of product sales which are incurred upon recognition of the associated product revenues. Cost of services includes the cost of ISS's technical support group who provide assistance to customers with maintenance agreements, the operations center costs of providing managed services and the costs related to ISS's professional services and training.

     2.  Business combinations

     In August 2000, ISS acquired privately-held ISYI of Padova, Italy. ISYI is a leader in advanced network security services in the Italian market place and an early provider of remote security monitoring services. Upon closing the acquisition in August 2000, approximately 29,100 shares of ISS common stock were issued in a transaction exempt from registration under the Securities Act of 1933 with a value, at the time of transfer, of approximately $2.3 million in exchange for all of the outstanding stock of ISYI. The transaction is being accounted for using the pooling-of-interests method of accounting; however, this transaction was not material to ISS's consolidated operations and financial position and, therefore, the operating results of ISS have not been restated for this transaction. The operating results of ISS include the results of operations of ISYI since the date of acquisition.

     In August 2000, we formed a Brazilian subsidiary, Internet Security Systems Ltda, to effect the acquisition of Seguranca Ativa de Redes Internet e Sistemas Ltda ("SARIS") for cash of $5,000. SARIS was formed in 1999 in order to create and implement a security methodology for the Brazilian market. The transaction is being accounted for using the purchase method of accounting. Goodwill related to the purchase of $976,000 was recorded and is being amortized using the straight-line method over 24 months. The operating results of ISS include the results of operations of SARIS since the date of acquisition.


     3.  Income taxes

     The tax provision for the quarter ended September 30, 1999 relates primarily to the Company's European operations. In 1999, ISS utilized net operating loss carryforwards to offset tax expense that would otherwise be recorded on profits from domestic operations for 1999. As of December 31, 1999, substantially all net operating loss carryforwards that would reduce future income tax expense related to United States operations had been utilized. While income tax expense was recorded on domestic income for the quarter ended September 30, 2000, taxes payable was reduced by deductions related to the exercise of stock options. The tax benefit for the use of stock option deductions was recorded as additional paid-in capital.

     4.  Comprehensive Income

     Comprehensive income aggregated $5,033,000 for the quarter ended September 30, 2000 and $11,960,000 for the nine months ended September 30, 2000. In 1999 comprehensive income aggregated $745,000 for the quarter ended September 30, 1999 and $3,867,000 for the nine months ended September 30, 1999. The effects of foreign exchange gains and losses arising from translations of assets and liabilities of foreign operations into U.S. dollars are included as a component of comprehensive income. Such amounts were $178,000 in the quarter ended September 30, 2000 and $(46,000) for the nine months ended September 30, 2000. In 1999 such amounts were $52,000 for the quarter ended September 30, 1999 and $(129,000) for the nine months ended September 30, 1999.

     5.  Income per share

     Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average shares outstanding, including common stock equivalents if dilutive. For the quarters ended September 30, 2000 and 1999, weighted average shares included 3,115,000 and 3,364,000 shares, respectively, to reflect the dilutive impact of stock options. Year-to-date weighted average shares included 3,287,000 shares in 2000 and 3,727,000 shares in 1999 to reflect the dilutive impact of stock options.

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

We generate a majority of our revenues from our SAFEsuite family of products in the form of perpetual licenses and subscriptions, and sales of best-of-breed technology products developed by our partners. We recognize perpetual license revenues from ISS developed software products upon delivery of software or, if the customer has evaluation software, delivery of the software key and issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. When payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts are billable. Product sales include ISS software integrated with hardware appliances and software developed by third-party partners combined in some instances with associated hardware appliances and partner maintenance services. Revenues on such product sales are recognized upon shipment to the customer. For partner maintenance services that are subcontracted, the revenue less the related subcontract expense is recognized when the contract is placed in service.

Annual renewable maintenance is a separate component of each perpetual license agreement for our products with revenue recognized ratably over the maintenance term. Subscriptions revenues include maintenance, term licenses, and managed service arrangements. Term licenses allow customers to use our products and receive maintenance coverage for a specified period, generally

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


12 months. We recognize revenues from these term agreements ratably over the subscription term. Managed services consist of security monitoring services of information assets and systems and are recognized as such services as provided. Professional services revenues include consulting services and training. Consulting services, typically billed on a time-and-materials basis, assist in the development of customers' security policies, the assessment of security policy decisions and the successful deployment of our products within customer networks. We recognize such professional services revenues as the related services are rendered.

We believe that our total solutions approach will grow all of our revenue categories. This includes our products and managed services offerings, as well as maintenance and professional services and training. While we expect the expansion of these product and service offerings to originate primarily from internal development, our strategy includes acquiring products, technologies and service and sales distribution capabilities that fit within our strategy and that potentially accelerate the timing of the commercial introduction of such products and technologies. During the last two years, we have made six different acquisitions, each of which included one or more of these capabilities.

In the quarter ended September 30, 2000, we completed two acquisitions that expanded our international presence. We acquired ISYI of Padova, Italy, a leader in advanced network security services in the Italian market place, and provider of remote security monitoring services. Founded in 1996 as a privately-held network security consulting company, ISYI has grown to encompass security services, including remote security management, in large network and e-business environments. We also formed a Brazilian subsidiary in connection with our acquisition of Saris - Seguranca Ativa de Redes Internet e Sistemas Ltda. The subsidiary, named Internet Security Systems Ltda., will be responsible for delivering Internet security solutions in Brazil, Argentina, Chile, Uruguay and Paraguay and will be a key part of our global strategy to offer complete security solutions through consulting, products and managed security.

Our business has been growing rapidly. Although we continue to experience significant revenue growth, we cannot assure our stockholders that such growth can be sustained and, therefore, investors should not rely on our past growth as a predictor of future performance. We expect to continue to expand our domestic and international sales and marketing operations, increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities, seek acquisition candidates that will enhance our products and market share, and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. All of these initiatives will increase operating expenses. Thus, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. As a result, while we achieved profitability throughout 1999 and in 2000, we cannot be certain that we can sustain such profitability. See the risk factors included as Exhibit 99 to this Quarterly Report on Form 10-Q.

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

The following tables set forth certain consolidated historical operating information, as a percentage of total revenues, for the periods indicated:


                                                Three months ended         Nine months ended
                                                    September 30,            September 30,
                                            ----------------------------------------------------
                                                2000         1999           2000          1999
                                            ----------------------------------------------------
          Product licenses and sales            61%            64%            61%           64%
          Subscriptions                         21%            21%            21%           21%
          Professional services                 18%            15%            18%           15%
                                            ---------------------------------------------------
             Total revenues                    100%           100%           100%          100%
                                            ---------------------------------------------------

          Cost of revenues                      32%            33%            31%           32%
          Research and development              16%            18%            17%           18%
          Sales and marketing                   34%            37%            35%           38%
          General and administrative             7%             7%             7%            8%
          Merger costs                          --              8%            --             3%
          Amortization                           1%             1%             1%            1%
                                            ---------------------------------------------------
             Total costs and expenses           90%           103%            91%          100%
                                            ---------------------------------------------------
          Operating income (loss)               10%            (3)%            9%           --%
                                            ===================================================


REVENUES

Our total revenues increased 73% to $51.8 million for the three months ended September 30, 2000 and 69% to $135.3 million for the nine months ended September 30, 2000 as compared to the corresponding periods in the prior year. Product and license sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation, representing 61% of total revenues for the three-month period ended September 30, 2000 and 64% of total revenues for the three months ended September 30, 1999.

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Licenses of our product offerings grew in absolute dollars in the three months and nine months ended September 30, 2000 when compared to the corresponding periods in the prior year. This growth reflected continued customer confidence in each component of our solution.

We continued to add significant functionality to our SAFEsuite product family during 2000, including the introduction of Nokia RealSecure, an integrated offering of ISS intrusion detection software on a Nokia appliance. These improvements and new offerings provide our customers with more powerful and easier-to-use solutions for security management across the enterprise. Sales of partner software and hardware appliances are a part of our total solution approach whereby we provision third-party partner products to provide a single solution source for our customers or provide security monitoring services to these customers.

Subscriptions revenues consist of maintenance, term licenses, and security monitoring fees for managed services offerings. These revenues increased 76% from $6.2 million in the three months ended September 30, 1999 to $10.9 million in the three months ended September 30, 2000, representing 21% of total revenues in both of these periods. For the nine months ended September 30, subscriptions revenues grew 72% in 2000 and represented 21% of total revenues in both 2000 and 1999.

Professional services revenues increased 98% from $4.6 million for the three months ended September 30, 1999 to $9.1 million for the three months ended September 30, 2000, increasing from 15% of total revenues in the third quarter of 1999 to 18% of total revenues in the third quarter of 2000. For the nine months ended September 30, 2000, professional services revenues increased 92% from $12.4 million for the nine months ended September 30, 1999 to $23.9 million for the nine months ended September 30, 2000. We continue to build our service capabilities to address the demand from our customers for security consulting and implementation services and for expanded training offerings.

Geographically, we derived the majority of our revenues from sales to customers within North America; however, international operations continued to be an increasing component of revenues. For the three months ended September 30, 2000, revenues from customers outside of North America represented 22% of total revenues compared to 18% of total revenues for the comparable period in 1999. For the nine months ended September 30, 2000, international revenues represented 23% of total revenues as compared to 17% of total revenues for the comparable period in 1999. International growth occurred in all theatres, including Europe, the Asia/Pacific region and Latin America.

COSTS AND EXPENSES

Cost of revenues

Cost of revenues consists of several components. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or provision to our customers in providing a single solution source. Costs associated with licensing our products are minor. Cost of product revenues as a percentage of total revenues decreased from 17% for the three months ended September 30, 1999 to 13% for the comparable period in 2000 as sales of partner software and hardware appliances represented a lower percentage of total revenues. For the same reason, cost of product revenues decreased to 12% of total revenues for the nine months ended September 30, 2000 as compared to 16% in the corresponding period of 1999.

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Cost of subscription and service includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the operations center costs of providing security monitoring services and the costs related to professional services and training. Each of these categories are experiencing cost increases as we consciously invest in improving our capabilities, both in terms of systems and personnel resources. These costs represented 16% of total revenues for the three-month period ended September 30, 1999 and 19% of total revenues for the three months ended September 30, 2000. For the nine months ended September 30 these costs represented 16% of total revenues in 1999 and 19% in 2000.

Research and development

Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the "X-Force," our internal team of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. We continue to increase these expenditures, as we perceive primary research and product development as essential ingredients for retaining our leadership position in the market. We also increased the number of our development personnel focused on our best-of-breed products, enterprise applications, and managed services offerings. Accordingly, research and development expenses increased 59% from $5.3 million in the three months ended September 30, 1999 to $8.4 million in the three months ended September 30, 2000. For the nine months ended September 30 research and development expenses increased 61% to $22.8 million in 2000 from $14.2 million in 1999.

While continuing to invest in research and development, we are showing leverage as these costs decreased to 16% of total revenues for the three months ended September 30, 2000 as compared to 18% in the corresponding period of 1999. For the nine months ended September 30 these costs represented 17% of total revenues in 2000 and 18% in 1999.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. In the quarter ended September 30, 2000, sales and marketing expenses were $17.4 million, or 34% of total revenues, as compared to $10.9 million, or 37% of total revenues, in the quarter ended September 30, 1999. Results for the nine months ended September 30 exhibited a similar trend, with increases in the dollar amount of sales and marketing expenditures and a decrease in sales and marketing expense as a percentage of total revenues from 38% in 1999 to 35% in 2000.

Increases in sales and marketing expenses have occurred principally from the growth in our workforce, which has continued to increase each quarter, both domestically and internationally. The decrease in sales and marketing expenses as a percentage of total revenues was due to greater levels of productivity achieved by our sales force. We believe that sales force productivity has benefited from the experience gained by sales personnel in selling our broadening enterprise offering of products and services as well as the heightened interest of the marketplace in such offerings.

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


General and administrative

General and administrative expenses in the quarter ended September 30, 2000 increased to $3.4 million from $2.1 million in the corresponding quarter of 1999. On a quarterly basis these costs remained at 7% of total revenues and on a year to date basis these costs decreased to 7% of total revenues as compared to 8% in the corresponding period of 1999. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services costs, and legal, accounting and other professional services fees. The increase in these expenses in absolute dollars is attributable to our effort, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations, as well as the expansion of our facilities.

We recorded $289,000 of amortization expense in the three months ended September 30, 2000 related to goodwill and intangible assets resulting from acquisitions.

Interest income and exchange loss

Net interest income increased from $1.6 million in the quarter ended September 30, 1999 to $2.3 million in the comparable quarter of 2000, due to increased amounts of cash invested in interest-bearing securities and higher rates of interests. For the nine months ended September 30, net interest income was $6.2 million in 2000 compared to $4.0 million in 1999. The exchange loss of $463,000 in the three months ended September 30, 2000 was the result of fluctuations in currency exchange rates between the U.S. dollar and other currencies, primarily the Euro and, to a lesser degree, the Japanese Yen.

Provision for income taxes

We recorded provisions for income taxes of $105,000 for the quarter ended September 30, 1999 and $2.7 million for the quarter ended September 30, 2000. The tax provision for the quarter ended September 30, 1999 relates primarily to our European operations. In 1999, we utilized net operating loss carryforwards to offset tax expense that would otherwise be recorded on profits from domestic operations for 1999. As of December 31, 1999, substantially all of our net operating loss carryforwards that would reduce future income tax expense related to United States operations had been utilized. While income tax expense was recorded on domestic income for the quarter ended September 30, 2000, taxes payable were reduced by deductions related to the exercise of stock options. The tax benefit for the use of these stock option deductions was recorded as additional paid-in capital. As of September 30, 2000, we had a carryforward of approximately $73 million for stock option deductions. The tax benefit for this carryforward will be recorded as additional paid-in capital as realized. We also have approximately $1.9 million of research and development tax credit carryforwards that expire between 2011 and 2019.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations in the first nine months of 2000 was $17.2 million and included net income of $12 million and non-cash expense charges of $5.1 million. Billing and collection activities used cash as the increase in net accounts receivable of $14.8 million in the nine months ended September 30, 2000 associated with our growth was only partially offset by the $8.4 million

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


increase in deferred revenues. The increase in deferred revenues was due to growth in both annual maintenance contracts and term licenses.

Investing activities include the purchase and maturity of marketable securities. These assets have quality characteristics similar to cash equivalents except their maturities are longer than three months. Investing activities in the first nine months of 2000 also included the purchase of $9.2 million of equipment in order to provide existing and new personnel with the necessary hardware and software tools to perform their job functions.

Cash provided by financing activities of $4.5 million was primarily due to proceeds from the exercise of stock options and proceeds from issuance of common stock through our Employee Stock Purchase Plan.

As of September 30, 2000, we had $139 million of cash, unrestricted cash equivalents and marketable securities, consisting primarily of United States government agency securities, money market accounts and commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest available cash in investment grade, interest-bearing investments.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Investments and Hedging Activities. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect that the adoption of SFAS 133 will have a material impact on our financial statements.

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We do not expect that the adoption of SAB 101 will have a material impact on our financial statements.

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

                                     PART II
                                OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


(d)      Use of Proceeds.

         (1) On March 23, 1998, the Company's Registration Statement on Form S-1, SEC Registration No. 333-44529 (the "IPO Registration Statement") was declared effective by order of the SEC. Net proceeds to the Company from this offering were $61,547,200. During the three months ended September 30, 2000, the Company used none of the proceeds from the offering for general or other corporate purposes. The remaining $52,585,400 of the proceeds remain in temporary investments consisting of money market accounts available on a daily basis, U.S. Government agency investments and short-term, commercial paper.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         3.1      Restated Certificate of Incorporation

         27       Financial Data Schedule (for SEC use only)

         99 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statements for Forward-Looking Statements

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K on October 20, 2000 containing the Company's press release announcement of its results for the period ended September 30, 2000.

                         INTERNET SECURITY SYSTEMS, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERNET SECURITY SYSTEMS, INC.
                                        -------------------------------
                                                   (Registrant)



Date:    November 14, 2000              By   /s/ Richard Macchia
         --------------------                ----------------------------------
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)