Form 10-K
period 2000-12-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2001-03-30
CIK 1053148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

                         Commission file number 0-23655
                        INTERNET SECURITY SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                        58-2362189
        (State or other jurisdiction of                (I.R.S. Employer Identification No.)
         incorporation or organization)

               6303 BARFIELD ROAD                                     30328
                ATLANTA, GEORGIA                                    (Zip code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (404) 236-2600

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

                              Yes  [X]      No  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 22, 2001 as reported on the Nasdaq National Market, was approximately $928 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

    As of March 22, 2001, the Registrant had 42,924,774 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                    BUSINESS

OVERVIEW

     We are a leading global provider of security management solutions for protecting digital business assets. Our continuous lifecycle approach to information security protects distributed computing environments, such as internal corporate networks, inter-company networks and electronic commerce environments, from attacks, misuse and security policy violations, while ensuring the confidentiality, privacy, integrity and availability of proprietary information. We deliver an end-to-end security management solution through our SAFEsuite security management platform of software products, our around-the-clock remote security monitoring through our industry-leading managed security services offerings, and our professional services, made up of both consulting and education services.

     Our SAFEsuite family of software products is a critical element of an active information security program within today's world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. We currently provide remote management of the industry's best-of-breed security technology including firewalls, virtual private networks (VPN's), antivirus and URL filtering software, security assessment and intrusion detection systems.

     ISS' Managed Security Services gives organizations the levels of sophisticated security services they need without the costly overhead of extensive, in-house security resources. These services combine managed risk with best-of-breed protection, state-of-the-art 24x7x365 international monitoring, and a secure Web-based interface for instant interaction with the security experts managing your network. Offerings include managed firewalls, intrusion protection, antivirus, Web content filtering and other critical security management needs.

     ISS Consulting Services professionals combine market-leading intellectual capital and technology with years of real-world experience to help organizations plan and implement sound, appropriate business solutions. ISS also maintains a team of experienced counter-attack specialists that are ready to reclaim organizations' systems, minimizing the severity of security incidents. ISS provides forensic analysis and conducts incident response workshops to help clients identify the best means to prevent recurrence.

     Since 1996, more than 10,000 students have refined their security management skills at ISS' global SecureU facilities. From security fundamentals and platform-specific issues to advanced classes on vulnerability management, intrusion detection, firewalls and public key infrastructure, ISS transfers its intellectual capital and applied experience to organizations committed to successfully securing their information assets.

     ISS also provides special assessment and managed security offerings called Secure Steps that helps participants obtain e-commerce insurance or qualify for upgraded levels of insurance services. These services create an economical bridge from basic security practices to comprehensive and affordable online business risk management programs.

     ISS is a trusted security provider to its customers, protecting online business assets and ensuring the availability, confidentiality and integrity of computer systems and information critical to business success. ISS' lifecycle security management solutions protect more than 8,000 customers worldwide, including 21 of the 25 largest US commercial banks and the 10 largest US telecommunications companies. We also have established strategic relationships with industry leaders, including BellSouth, Check Point, GTE, IBM, MCI WorldCom (Embratel), Microsoft and Nokia to enable worldwide distribution of our core monitoring technology.

INDUSTRY BACKGROUND

     Network computing has evolved from client/server-based local area networks to distributed computing environments based on the integration of inter-company wide area networks via the Internet and related technologies. The proliferation and growth of corporate intranets and the increasing importance of electronic commerce have dramatically increased the openness of computer networks, with the Internet becoming a widely accepted platform for many business transactions. To capitalize on these trends, organizations of all sizes and types are increasingly connecting their enterprise networks to the Internet or using Internet-based technologies to facilitate and support their strategic business objectives:

     With the increased use of the Internet by businesses and consumers, organizations increasingly network their key systems in order to reduce costs and increase revenues. This increased level of access provided by open systems carries with it the risk of unauthorized access to and use of sensitive information or malicious disruptions of important information-exchange systems.

THE NEED FOR NETWORK SECURITY

     Although open computing environments have many business advantages and businesses are depending on them more and more, their accessibility and the relative anonymity of users make these systems, and the integrity of the information that is stored on them, vulnerable to security threats. Open systems present inviting opportunities for computer hackers, curious or disgruntled employees, contractors and competitors to compromise or destroy sensitive information within the system or to otherwise disrupt the normal operation of the system. In addition, open computing environments are complex and typically involve a variety of hardware, operating systems and applications supplied by a multitude of vendors, making these networks difficult to manage, monitor and protect from unauthorized access. Each new addition of operating system software, applications or hardware products to the distributed computing environment may introduce an increasing number of new vulnerabilities and security risks.

     Historically, organizations with sophisticated, well-funded information systems departments have responded to perceived security threats by implementing "passive point tools", such as encryption, firewall, authentication and other technologies designed to protect individual components of their internal networks from unauthorized use or outside attacks. Although the passive point tools address some security concerns, they do not address the fundamental issue that the inherent utility of open systems is itself the source of their vulnerability.

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

     - compatible with existing security technologies, as well as flexible enough to incorporate new technologies; and

     - able to provide a comprehensive and accurate picture of security issues across the organization's entire distributed network such that the managers of the system trust the objectivity of the security system in monitoring, detecting and responding to vulnerabilities and threats.

THE ISS SOLUTION

     The benefits of open network technologies have driven the Internet into the "main stream" and with it, the need for security. However, "main stream" organizations -- unlike our early customers -- are not necessarily interested in managing information security themselves. Instead, we believe they want to concentrate on their core business competence and purchase security as a turnkey solution. For this market-driven reason, we have dramatically increased our emphasis on providing total lifecycle security solutions and have entered the managed security services market.

     In 1999, we adopted British Standard of Practice 7799-1, now ISO/IEC 17799. ISO 17799 is a blueprint for wrapping various interpretations of information security policy management into one unified assessment methodology. This standard divides security policy into a five-step, cyclical process: (1) assess,
(2) design, (3) deploy, (4) manage/support and (5) educate. Our customer life cycle methodology, based on ISO 17799, permeates our approach to providing total solutions to our customers. Our implementation consists of the following:

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

     Educate. (How Do We Enhance our Understanding?) Education is a critical component of the customer life cycle methodology. This ongoing effort to raise awareness of the need for information security at the executive, management, administrator and end-user levels cuts across all the phases listed above. It includes both continuing training for administrators in emerging threats to their systems and awareness among end users of the benefits of working within the security architecture.

     Our process-driven lifecycle approach to enterprise-wide information risk management relies on the principles of monitoring, detection and response to the ever-changing vulnerabilities in and threats to the hardware products, operating systems and applications that comprise every network system. We designed our SAFEsuite family of products to enable an organization to centrally define and manage an information risk policy for its existing network system infrastructure, including all Internet protocol-enabled devices. Our solutions provide the ability to visualize, measure and analyze real-time security vulnerabilities and control threats across the entire enterprise computing infrastructure, keeping the organization's information technology personnel informed of changing risk conditions and automatically making adjustments as necessary. Through custom policies or by using our "best practice" templates, our customers can minimize security risks without closing off their networks to the benefits of open computing environments and the Internet.

     Our solutions reach beyond the traditional approaches to network security that rely on the use of passive point tools and are predicated on a proactive, risk management-based approach to enterprise security that links security practice and security policy through a continuous improvement process. Our solution is to:

     - continuously monitor network, system and user activity and configure devices, systems and applications on the network;

     - detect security risks in network traffic and within systems;

     - respond to security threats to minimize risks; and

     - analyze and report dynamic risk conditions and response actions and update security policies.

  Comprehensive Enterprise Security Solution

     We combine the above principles with our extensive knowledge of network, system and application vulnerabilities and threats to provide scalable security solutions. Our SAFEsuite family of products provides a comprehensive network and system security framework. In addition, we sell our products individually as solutions for a particular function. We also offer a broad range of professional services to assist in the development and enforcement of an effective security policy and to facilitate the deployment and use of our software. Our software products operate with a broad range of platforms and complement the products of leading security and network management vendors. They provide a single point of management and control for an enterprise-wide security policy. In this manner, our SAFEsuite family of products serves as a critical enhancement to traditional passive point tools, such as encryption, firewalls and authentication. We have designed our products to be easily installed, configured, managed and updated by a system administrator through an intuitive graphical user interface without interrupting or affecting network operation. The software automatically identifies systems and activities that do not comply with a customer's policies, and provides a critical feedback mechanism for adjusting the security levels of networked systems based upon its findings. Our products generate easy-to-understand reports ranging from executive-level trend analysis to detailed step-by-step instructions for eliminating security risks.

  The X-Force

     Because there are few information technology professionals specifically trained in network and system security issues, we have assembled a senior research and development team composed of security experts who are dedicated to understanding new vulnerabilities and real-time threats and attacks, and developing solutions to address these security issues. The team is known in the industry as the "X-Force" and represents one of our competitive advantages. Because of the collective knowledge and experience of the members of the X-Force, we believe that they comprise one of the largest and most sophisticated groups of information technology security experts currently researching vulnerability and threat science. Organizations such as CERT (Computer Emergency Response Team), the FBI and leading technology companies routinely consult the X-Force on network security issues. Through the X-Force, we maintain a proprietary and comprehensive knowledge base of computer exploits and attack methods, including what we believe is the most extensive publicly available collection of Windows NT and Windows 2000 vulnerabilities and threats in existence. To respond to an ever-changing risk profile, the X-Force continually updates this knowledge base with the latest network vulnerability information, which aids in the design of new products and product enhancements.

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

  Strive for Leadership in Managed Security Services

     During 1999, we extended our market leadership position with the acquisition of Netrex, Inc., a pioneer and leading provider of remote security monitoring services. The Managed Security Services (MSS) we acquired are designed for businesses that need security but do not have the time, internal resources or expertise to effectively protect networked systems and information through an in-house solution.

     This acquisition enables us to deliver end-to-end security management solutions by extending our market-leading SAFEsuite security management platform into around-the-clock managed services. In return, our customers now can entrust their security to ISS experts who monitor and manage their networks 24 hours a day, seven days a week, 365 days a year.

     International Data Corp. (IDC) projects that demand for managed security services will reach more than $1.4 billion annually by 2004, with a compounded growth rate of 24 percent. As network-based business operations have penetrated the economy, security management has come to be viewed as an essential system on the network, just as network and systems management and storage management are today. We're poised to take advantage of this inevitability.

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

  Enhance and Promote Professional Services Capabilities

     We aim to establish long-term relationships with our customers by serving as a "trusted advisor" in addressing network security issues. To continue to fulfill this responsibility to our customers, we are expanding our professional services capabilities. These capabilities will allow us to increase the return on investment we've made in standardizing on ISO 17799. As previously mentioned, ISO 17799 is a blueprint for wrapping various interpretations of information security policy management into one unified methodology. It is our customer life cycle methodology, built on this standard, that permeates our approach to providing total solutions to our customers and provides them with effective information risk management solutions. By providing professional services, we also can heighten customer awareness about network security issues, which creates opportunities for us to sell new products or product enhancements to our existing customers.

  Expand International Operations

     We plan to continue to aggressively expand our international operations to address the rapid global adoption of distributed computing environments. Many foreign countries do not have laws recognizing network intrusion or misuse as a crime or the resources to enforce such laws if they do exist. As a consequence, we believe that organizations in such countries will have greater need for effective security solutions. We currently maintain international offices in Australia, Belgium, Brazil, Canada, Egypt, England, France, Germany, Italy, Japan, Mexico, the Netherlands, the Philippines, Spain, Sweden and Switzerland and plan to expand in those regions where businesses, governments and other institutional users are using distributed networks and the Internet for their mission-critical needs.

SAFESUITE FAMILY OF PRODUCTS

     The SAFEsuite family of products applies our information security methodology through a flexible architecture that integrates with existing security and network system infrastructures. Our SAFEsuite products enhance the effectiveness of passive point tools by monitoring them for threats and vulnerabilities and responding with actions that align customers' security practices and policies. SAFEsuite complements network and security management frameworks by providing information required for informed decisions to minimize security risks while maintaining the desired level of network functionality. Thus, our products provide a risk management-based approach to security with scalable deployment of best-of-breed products and integrated enterprise-wide implementations.

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

     This product architecture allows all the SAFEsuite technologies to connect directly into common standards, providing comprehensive security reports for the entire enterprise. To ensure communication confidentiality between individual SAFEsuite components and to prevent their misuse, SAFEsuite components use industry-standard encryption algorithms, which have become de facto encryption standards, among other encryption technologies. The SAFEsuite Security Knowledge Base, a database containing information about the devices and security risks on a customer's network, utilizes open database connectivity, or ODBC, interface and allows customers to select their preferred database such as Informix, Microsoft SQL Server, Oracle, Sybase or any ODBC-compliant database for data storage. The various SAFEsuite products consolidate security data, enabling users to quickly determine their risk profiles and respond. In addition, SAFEsuite products provide automated decision support by assessing priorities and providing a graphical representation of important security risk data sets. This feature allows key decision-makers to prioritize their program strategies for effective deployment of resources to minimize security risks.

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

  Online Scanner

     Online Scanner is the world's first security management application for protecting online transactions. Based on our SAFEsuite security management platform, Online Scanner performs security checkups for home users, helping them to protect their systems against data loss or corruption due to malicious attack. Simple instructions guide users through identifying and correcting potential security risks.

  RealSecure

     RealSecure is a powerful, automated, real-time intrusion protection system for computer networks and hosts. RealSecure provides unobtrusive, continuous surveillance, intercepting and responding to security breaches and network abuse before systems are compromised. RealSecure provides effective intrusion protection solutions by offering diversified sensors and management consoles.

     RealSecure Network Sensor. RealSecure Network Sensor runs on a dedicated system that monitors network traffic for attack signatures -- definitive identifiers that an intrusion is underway. Attack recognition, incident response, and intrusion prevention occur immediately, with full customization of signatures and response capabilities.

     RealSecure Server Sensor. RealSecure Server Sensor performs real-time intrusion monitoring, detection, and prevention of malicious activity by analyzing kernel-level events, host logs, and network activity on critical servers. Server Sensors monitor, detect, and prevent intrusions with Packet Interception, Firecell blocking capability, and Secure Logic event fusion correlation filtering.

     RealSecure OS Sensor. RealSecure OS Sensor provides real-time log-file monitoring and analysis. As with the RealSecure Network Sensor, the OS Sensor recognizes and responds to attack signatures, and additionally monitors unused ports for suspicious activity. The OS Sensor also provides full customization of signatures and response capabilities.

     RealSecure for Nokia. RealSecure for Nokia is an appliance-style intrusion detection sensor designed for easy deployment, featuring a hardened operating system, plug and play technology and excellent performance.

     RealSecure Workgroup Manager. RealSecure Workgroup Manager provides centralized management, configuration, reporting, and real-time alarming for all RealSecure Sensors. RealSecure also includes plug-in management modules for HP OpenView and Tivoli Enterprise Software.

  SAFEsuite Decisions

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

  SAFEsuite Events

     SAFEsuite Events provides real-time data collection and rapid tactical analysis of critical security events for enterprise network environments. Designed to work in tandem with RealSecure, our market leading intrusion detection and response system, SAFEsuite Events filters intrusion data from multiple sensors on multiple networks, removes low priority alerts and false positives, and presents the most urgent situations in easily understood online and print reports. SAFEsuite Events is an automated, 24x7 security event management solution. Its advanced data collection and analysis technology removes the need for manual event analysis, greatly accelerating response time and improving overall security staff efficiency.

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

     MSS ensures that online assets are being properly protected. MSS is analogous to outsourced security, offering unique advantages that make it an attractive resource for online business operations. Instead of separate vendors for security consulting services, firewalls, antivirus and intrusion detection, MSS combines these basic business necessities with thorough information security analysis to deliver a complete, customized information security solution. Our unique Web-based management console allows client oversight of all security operations, plus rapid response to changing network conditions.

PROFESSIONAL SERVICES

     We enhance the value of our products by offering professional services to assure customers' success in establishing, implementing and maintaining their security policy, including consulting and educational services.

  Consulting Services

     We have network security professionals ready to assist customers with their particular security policy development and enforcement needs. Our consulting services can range from providing network security resources for overburdened information technology departments to conducting investigations of serious breaches in security. Our offerings include:

     - Information Security Analysis and Assessment -- Includes enterprise security audits, enterprise security assessment and strategy workshops and risk assessment analysis

     - Information Security Design Services -- Includes security policy and configuration guideline development; information security architecture design; and risk management process integration

     - Information Security Deployment Services -- Establish and review security policies; security deployment strategy workshop; hands-on training and assistance with deployment and use of ISS' SAFEsuite products; and enterprise deployment of ISS' SAFEsuite solutions throughout an enterprise-level organization.

     - Emergency Response Services -- subscription service that helps customers avoid security breaches while helping them prepare in case they do experience a break-in.

  Education

     We complement our service offerings with a full range of training and certification programs. These programs include courses in the fundamentals of security and networking, vulnerability management, threat management and intrusion detection, public key infrastructures, firewalls and others. Each course offers the option of certification via standardized examinations. Our courses are available worldwide at our in-house education centers, through approved training centers, as well as our customer sites with our mobile training labs. These classes address planning, installation and basic operation of our products in a hands-on, interactive environment. For more advanced needs, our ISS Certified Engineer training courses cover advanced topics specific to each SAFEsuite or SAFEsuite Enterprise product. Our training goes beyond simple "how to" exercises. Upon completion of instructor-led discussions and exercises, students respond to actual, on-the-job scenarios. These simulations allow students to apply their new skills to real-world situations, reinforcing both basic and advanced skills. Our training courses encompass the complete life cycle of our SAFEsuite products, from installation and operations to advanced troubleshooting.

PRICING

     We use a range of fee structures to license our products, depending on the type of product and the intended use. We license our vulnerability detection products, Internet Scanner, System Scanner and Database Scanner, based on the number of devices being scanned. The pricing scheme is scalable, providing low entry points for departmental users without limiting our revenue potential from customers with large networks. Pricing for our threat detection products, RealSecure Engine and RealSecure Agent, is based on the number of engines deployed on the network. Thus, licensing fees for our products are ultimately determined by the size of the customer's network, as size dictates the number of devices to be scanned or the number of engines to be deployed. Enterprise management solutions also generate revenue for the Company. SAFEsuite Decisions is licensed by the size of the deployment and number of data sources. It scales to meet the needs of large security deployments and represents a follow-on revenue opportunity for customers with multiple security technologies.

     In addition to license fees, customers virtually always purchase maintenance agreements in conjunction with their initial purchase of a software license, with annual maintenance fees typically equal to 20% of the product's license fee. Maintenance agreements include annually renewable telephone support, product updates, access to our X-Force Security Alerts and error corrections. Our continuing research into new security risks and resulting product updates provide significant ongoing value. We provide customers with a regular stream of security updates, known as X-Press Updates, as part of this maintenance agreement. X-Press Updates serve to keep our products up to date with the latest vulnerabilities and threats that are present in Internet environments. As a result, a substantial majority of our customers renew their maintenance agreements. Customers who use our products to provide information technology consulting services have license agreements that are based on a revenue sharing model. We have historically sold fully-paid perpetual licenses with a renewable annual maintenance fee and, more recently, have licensed our products on a subscription basis, including maintenance, for one or two year periods and are exploring other alternatives for customers desiring longer term arrangements or multi-year commitments.

     Monitoring fees for managed security services are determined by the complexity of the monitoring arrangement and by the number of devices being monitored. The pricing scheme is scalable allowing for customers to start with basic security monitoring services and expand as the business grows.

     Our consulting services fees are calculated either on a fixed-fee basis or an hourly standard rate per consultant and discounted based on the scope of the engagement, market sector and geographical territory. Educational services are calculated on a per-class basis.

PRODUCT DEVELOPMENT

     We developed our SAFEsuite products to operate in heterogeneous computing environments. Products are compatible with other vendors' products across a broad range of platforms, including HP-UX, IBM AIX, Linux, SGI IRIX, SunOS, Sun Solaris, Microsoft Windows 95/98 and Microsoft Windows NT. We have incorporated a modular design in our products to permit plug-and-play capabilities, although customers often use our professional services or our strategic partners to install and configure products for use in larger or more complex network systems.

     We employ a three-pronged product development strategy to achieve our goal of providing the most comprehensive security coverage within the monitoring, detection and response market. First, we provide regular security updates to our products that are based on our vulnerability and threat database. These updates are usually provided as part of separate maintenance agreements sold with the product license.

     Second, we continue to develop best-of-breed security products to address particular network configurations. Such new products, and our existing products like Internet Scanner, System Scanner and RealSecure, are updated approximately every four to six months to add new features and improve functionality.

     Third, to complement our existing products and provide more comprehensive network security coverage, we are expanding our existing SAFEsuite products by developing additional enterprise-level products. These products will allow customers to protect their networks by continuously measuring and analyzing the status of their network's security, and by monitoring and controlling the security risks in real time across the enterprise network. These SAFEsuite enterprise products will operate with our existing products, allowing modular implementation.

     Expenses for product development were $9.7 million, $20.4 million, and $31.3 million in 1998, 1999, and 2000, respectively. All product development activities are conducted at either our principal offices in Atlanta, or at our research and development facilities in Sunnyvale, California, Southfield, Michigan and Reading, England. At December 31, 2000, 306 personnel were employed in product development teams. Our personnel include members of the Computer Security Institute, Forum for Incident Response and Security Technicians (FIRST), Georgia Tech Industrial Partners Association, Georgia Tech Information Security Center and the International Computer Security Association (ICSA), enabling us to actively participate in the development of industry standards in the emerging market for network and Internet security systems and products.

CUSTOMERS

     As of December 31, 2000, we had licensed versions of our SAFEsuite family of products to over 8,000 customers. No customer accounted for more than 10% of our consolidated revenues in 1998, 1999 or 2000. Our target customers include both public and private sector organizations that utilize Internet protocol-enabled information systems to facilitate mission-critical processes in their operations. Our customers represent a broad spectrum of organizations within diverse sectors, including financial services, technology, telecommunications, government and information technology services.

SALES AND MARKETING

  Sales Organization

     Our sales organization is divided regionally among the Americas, Europe and the Asia/Pacific regions. In the Americas, we market our products primarily through our direct sales organization augmented by our indirect channels, including security consultants, resellers, OEMs and systems consulting and integration firms. The direct sales organization for the Americas consists of regionally based sales representatives and sales engineers and a telesales organization located in Atlanta. We maintain a number of domestic sales offices in various cities throughout the United States and in Canada and Mexico. A dedicated group of professionals in our Atlanta headquarters covers Latin America. As of December 31, 2000, we employed approximately 344 people in the Americas direct sales and professional services organization. The regionally based direct sales representatives focus on opportunities with large organizations. Included as part of the sales organization is a channel management group that drives incremental revenue through selected partners and acts as the liaison between the direct sales representatives and the channel partners.

     In Europe and the Asia/Pacific region, the substantial portion of our sales occurs through authorized resellers. Internationally we have established regional sales offices in several countries in Europe as well as in Brazil, Egypt, Australia and Japan. Personnel in these offices are responsible for market development, including managing our relationships with resellers, assisting them in winning and supporting key customer accounts, acting as a liaison between the end user and our marketing and product development organizations, and providing consulting and training services. As of December 31, 2000, approximately 285 employees were located in our European and Asia/Pacific regional offices. We expect to continue to expand our field organization into additional countries in these regions.

  Security Partners Program

     We have established a Security Partners Program to train and organize security consulting practices, Internet service providers, systems integrators and resellers to match our products with their own complementary products and services. By reselling SAFEsuite products, our partners provide additional value for specific market and industry segments, while maintaining our ongoing commitment to quality software and guaranteed customer satisfaction. We have established three different levels of partnership opportunities:

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

     - Registered Partners. Unlike Premier Partners and Authorized Partners, Registered Partners are not required to maintain an ISS Certified Engineer on their staffs. Registered Partners receive re-seller only communications and may purchase products directly from us, including through our online Web order system.

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

     - Consultants. The use of our products by security consultants not only generates revenue from the license sold to the consultant, but also provides us with leads to potential end users with a concern for network security. Consultants who have generated substantial leads for our sales organization include Accenture, Arthur Andersen, Deloitte Touche Tohmatsu International, Ernst & Young, IBM, KPMG, PricewaterhouseCoopers and SAIC Global Integrity.

     - OEMs. A number of vendors of security products, including Check Point, Entrust, Lucent and Nortel, have signed OEM agreements with us. These agreements enable OEMs to incorporate our products into their own product offerings to enhance their security features and functionality. We receive royalties from OEM vendors and increased acceptance of our products under these arrangements, which, in turn, promote sales of our other products to the OEM's customers.

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

     We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Accordingly, we are committed to continued recruiting and maintenance of a high-quality technical support team. We provide telephone support to customers who purchase maintenance agreements along with their product license. A team of dedicated engineers trained to answer questions on the installation and usage of the SAFEsuite products provides telephone support worldwide, 24 hours a day, seven days a week (including holidays), from our corporate office in Atlanta. In the United States and internationally, our resellers provide telephone support to their customers with technical assistance from us. For our managed services security solutions, customer support is available in several offerings up to 24 hours a day, seven days a week for customers electing this coverage. Support is offered via phone, email or secure web form and includes access to an online knowledge base as well as direct contact with qualified support personnel.

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

PROPRIETARY RIGHTS AND TRADEMARK ISSUES

     We rely primarily on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have a patent application under review. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours. We generally license our SAFEsuite products to end users in object code (machine-readable) format. Certain customers have required us to maintain a source-code escrow account with a third-party software escrow agent, and a failure by us to perform our obligations under any of the related license and maintenance agreements, or our insolvency, could result in the release of our product source code to such customers. The standard form license agreement for our software products allows the end user to use our SAFEsuite products solely on the end user's computer equipment for the end user's internal purposes, and the end user is generally prohibited from sublicensing or transferring the products.

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

     Internet Security Systems, Internet Scanner, System Scanner, Database Scanner, Online Scanner, RealSecure, ADDME, X-Force, X-Press Updates, ActiveAlert, FlexCheck, SecureLogic, SecurePartner, and SecureU are trademarks and service marks, and SAFEsuite is a registered trademark, of Internet Security Systems, Inc. Other trademarks and trade names mentioned are marks and names of their owners as indicated.

EMPLOYEES

     As of December 31, 2000, we had 1,183 employees, of whom 306 were engaged in product research and development, 328 were engaged in sales, 152 were engaged in customer service and support, 222 were engaged in professional services, 53 were engaged in marketing and business development and 122 were engaged in administrative functions. We believe that we have good relations with our employees.

ITEM 2.  PROPERTIES

     In November 1999 we signed an eleven and one-half year lease for a new Atlanta headquarters and research and development facility. This new facility consists of approximately 240,000 square feet that we began occupying in varying phases beginning in November 2000. Annual minimum payments under the lease increase as occupied space increases, with total minimum payments due under the lease of approximately $64 million over the lease term.

     We lease additional office space in Chicago, Illinois; Sunnyvale, California; Southfield, Michigan; Denver, Colorado; New York City, New York; San Francisco, California; and Washington, D.C., as well as small executive suites in several United States cities. In addition, we lease office space in Brussels, Belgium; London and Reading, England; Paris, France; Stuttgart, Germany; Warsaw, Poland; Stockholm and Helsinborg, Sweden; Milan and Padova, Italy; Madrid, Spain; The Netherlands; Sydney, Australia; Manila, Philippines; and Tokyo, Japan.

     We believe that our existing facilities and our upcoming new headquarters are adequate for our current needs and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time we are involved in litigation relating to claims arising in the ordinary course of business. We are not presently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the Nasdaq National Market under the symbol "ISSX". The following table lists the high and low per share sales prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated (prices have been adjusted for the 2-for-1 stock split in May 1999):

2000:                                                          HIGH      LOW
-----                                                         -------   ------
First Quarter...............................................  $141.00   $46.25
Second Quarter..............................................   116.00    58.00
Third Quarter...............................................   108.75    51.13
Fourth Quarter..............................................   102.94    58.81

1999:                                                          HIGH     LOW
-----                                                         ------   ------
First Quarter...............................................  $46.25   $22.19
Second Quarter..............................................   45.00    20.13
Third Quarter...............................................   40.63    20.00
Fourth Quarter..............................................   71.13    26.25

     As of March 22, 2001, there were 42,924,774 shares of our Common Stock outstanding held by 302 stockholders of record.

     We have not declared or paid cash dividends on our capital stock during the last two years. We currently intend to retain any earnings for use in our business and not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors, if any, will determine future dividends.

     During 1998, we issued 277,500 shares of its Common Stock to employees and a director pursuant to exercises of stock options, with exercise prices ranging from $0.075 to $3.50 per share, principally under the Company's Restated 1995 Stock Incentive Plan which were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates issued in each such transaction.

     We issued 2,444,174 shares of our Common Stock as consideration for all the issued and outstanding stock of Netrex, Inc. on August 31, 1999. We also issued 141,479 shares of our Common Stock in September 1999 as consideration for all the issued and outstanding stock of NJH Security Consulting, acquired by us in September 1999. As part of the terms of these acquisitions, we filed a shelf registration statement in October 1999 on Form S-3 covering 723,987 shares issued in connection with the acquisitions of Netrex and NJH.

     In August 2000, we issued 29,100 shares of our Common Stock as consideration for all of the issued and outstanding stock of privately held ISYI of Padova, Italy. These shares were issued in a transaction exempt from registration under the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The financial data set forth below for each of the three years in the period ended December 31, 2000, and as of December 31, 1999 and 2000 has been derived from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The financial data for the years ended December 31, 1996 and 1997, and as of December 31, 1996, 1997 and 1998, has been derived from audited financial statements not included herein.

                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                            1996      1997      1998       1999       2000
                                                           -------   -------   -------   --------   --------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product licenses and sales.............................  $ 6,503   $16,074   $36,908   $ 74,050   $119,703
  Subscriptions..........................................    1,077     4,488    12,037     24,141     41,706
  Professional services..................................    1,945     4,863     8,143     18,296     33,566
                                                           -------   -------   -------   --------   --------
                                                             9,525    25,425    57,088    116,487    194,975
Costs and expenses:
  Cost of revenues.......................................    2,948     7,275    19,951     37,700     59,424
  Research and development...............................    1,225     3,855     9,655     20,412     31,316
  Sales and marketing....................................    4,549    14,096    25,998     43,124     68,032
  General and administrative.............................    1,704     3,668     6,557      9,230     14,481
  Amortization...........................................       --        --       230        992      1,153
  Charges for in-process research and development........       --        --       802         --         --
  Merger costs...........................................       --        --        --      2,329         --
                                                           -------   -------   -------   --------   --------
                                                            10,426    28,894    63,193    113,787    174,406
                                                           -------   -------   -------   --------   --------
Operating income (loss)..................................     (901)   (3,469)   (6,105)     2,700     20,569
Interest income, net.....................................       28       163     2,274      5,902      8,415
Foreign currency exchange loss...........................       --        --        --       (136)      (331)
                                                           -------   -------   -------   --------   --------
Income (loss) before income taxes........................     (873)   (3,306)   (3,831)     8,466     28,653
Provision for income taxes...............................       --        --        62        976     10,338
                                                           -------   -------   -------   --------   --------
Net income (loss)........................................  $  (873)  $(3,306)  $(3,893)  $  7,490   $ 18,315
                                                           =======   =======   =======   ========   ========
Basic net income (loss) per share(1).....................  $ (0.05)  $ (0.18)  $ (0.12)  $   0.19   $   0.44
                                                           =======   =======   =======   ========   ========
Diluted net income (loss) per share(1)...................  $ (0.05)  $ (0.18)  $ (0.12)  $   0.17   $   0.41
                                                           =======   =======   =======   ========   ========
Weighted average shares:(2)..............................
  Basic..................................................   18,276    18,399    32,351     39,996     41,892
                                                           =======   =======   =======   ========   ========
  Diluted................................................   18,276    18,399    32,351     43,691     45,099
                                                           =======   =======   =======   ========   ========
Unaudited pro forma net loss per share(1)................            $ (0.11)  $ (0.11)
                                                                     =======   =======
Unaudited weighted average shares used in unaudited pro
  forma net loss per share calculation(1)................             29,873    34,963
                                                                     =======   =======

                                                                             DECEMBER 31,
                                                           -------------------------------------------------
                                                            1996      1997      1998       1999       2000
                                                           -------   -------   -------   --------   --------
                                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................................  $ 2,051   $ 4,174   $53,056   $ 70,090   $ 66,210
Working capital..........................................    2,403     1,523    53,157    127,135    145,133
Total assets.............................................    5,931    13,816    84,724    184,845    240,240
Redeemable, convertible preferred stock..................    3,614     8,878        --         --         --
Stockholders' equity (deficit)...........................     (620)    4,468    66,505    155,153    188,389

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

OVERVIEW

     We are a leading global provider of security management solutions for protecting digital business assets. Our continuous lifecycle approach to information security protects distributed computing environments, such as internal corporate networks, inter-company networks and electronic commerce environments, from attacks, misuse and security policy violations, while ensuring the confidentiality, privacy, integrity and availability of proprietary information. We deliver an end-to-end security management solution through our SAFEsuite security management platform coupled with around-the-clock remote security monitoring through our managed services offerings. Our SAFEsuite family of products is a critical element of an active Internet and networking security program within today's world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. Our managed services offerings currently provide remote management of the industry's best-of-breed security technology including firewalls, VPNs, anti-virus and URL filtering software, security assessment and intrusion detection systems. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers' needs and providing professional and managed services.

     We generate a majority of our revenues from our SAFEsuite family of products in the form of perpetual licenses and subscriptions, and sales of best-of-breed technology products developed by our partners. We recognize perpetual license revenues from ISS developed products upon delivery of software or, if the customer has evaluation software, delivery of the software key and issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts are billable. Product sales consist of (i) appliances sold in conjunction with ISS licensed software and (ii) software developed by third party-partners, combined in some instances with associated hardware appliances and partner maintenance services. These sales are recognized upon shipment to the customer.

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

     We believe that our total solutions approach will grow all of our revenue categories. This includes our products and managed services offerings, as well as maintenance and professional services and training. While we expect the expansion of these product and service offerings to originate primarily from internal development, our strategy includes acquiring products, technologies and service capabilities that fit within our strategy and that potentially accelerate the timing of the commercial introduction of such products and technologies. Over the last 24 months, we have made four different acquisitions, each of which included such products, technologies or service capabilities.

     Two of these acquisitions, ISYI and Seguranca Ativa de Redes Internet e Sistemas Ltda ("SARIS") were completed in the third quarter of 2000. ISYI is a leader in advanced network security monitoring services in the Italian market and an early provider of remote security monitoring services. The ISYI transaction has been accounted for using the pooling-of-interests method; however, this transaction was not material to ISS's consolidated operations and financial position and, therefore, our operating results have not been restated for this transaction. Our operating results include the results of operations of ISYI since the date of acquisition. SARIS was formed in 1999 in order to create and implement a security methodology for the Brazilian market. This transaction has been accounted for using the purchase method of accounting and accordingly our operating results include the results of operations of SARIS since the date of acquisition.

     The acquisitions of Netrex, Inc. and NJH Security Consulting, were completed in the third quarter of 1999. Founded in 1992 with a current services customer base of more than 500 customers, Netrex was a leading provider of remote, security monitoring services of digital assets. NJH Security Consulting includes a technology foundation to provide an outsourced solution for the automatic detection and management of customers' security risks using ISS software solutions. This technology is being incorporated into our managed security service offerings. These transactions were accounted for using the pooling-of-interests method of accounting. Our consolidated financial statements have been restated for all periods presented to include the results of Netrex.

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

RESULTS OF OPERATIONS

     The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Consolidated Statement of Operations Data:
  Product licenses and sales..............................     64.6%    63.6%    61.4%
  Subscriptions...........................................     21.1     20.7     21.4
  Professional services...................................     14.3     15.7     17.2
                                                              -----    -----    -----
          Total revenues..................................    100.0    100.0    100.0
                                                              -----    -----    -----
Cost of revenues..........................................     34.9     32.4     30.5
Research and development..................................     16.9     17.5     16.1
Sales and marketing.......................................     45.6     37.0     34.9
General and administrative................................     11.5      7.9      7.4
Amortization..............................................      0.4      0.9      0.6
Charge for in-process research and development............      1.4       --       --
Merger costs..............................................       --      2.0       --
                                                              -----    -----    -----
          Total costs and expenses........................    110.7     97.7     89.5
                                                              -----    -----    -----
Operating income (loss)...................................    (10.7)     2.3     10.5
                                                              =====    =====    =====

REVENUES

     Our total revenues increased from $57.1 million in 1998 to $116.5 million in 1999 and to $195 million in 2000. Historically we have generated most of our revenues from product licenses and sales, which represented 65% in 1998, 64% in 1999 and 61% in 2000. Revenues from product licenses and sales increased from $36.9 million in 1998 to $74.1 million in 1999 and to $119.7 million in 2000. Product sales are generated both through a direct sales force and through channel partners. When our partners generate sales, revenues are recognized when the end user sale has occurred, which is identified through electronic delivery of a software key that is necessary to operate the product.

     We continue to add functionality to our SAFEsuite product family, including our vulnerability assessment and intrusion detection products providing both network and host based solutions and our security management applications. In addition, in the second half of 2000, we introduced Nokia RealSecure, an integrated offering of ISS intrusion detection software on a Nokia hardware appliance. These improvements and new offerings provide our customers with more powerful and easier-to-use solutions for security management across the enterprise. In addition to sales of our proprietary software, product licenses and sales include the sales of partner products as a part of our total solution approach whereby we provision such products to provide a single solution source for our customers.

     Subscriptions revenue grew from $12.0 million in 1998 to $24.1 million in 1999 and to $41.7 million in 2000, representing 21% of total revenues in these periods. Subscription revenues consist of maintenance, term licenses of product usage and security monitoring fees for managed services offerings.

     Professional services revenue increased from $8.1 million in 1998 to $18.3 million in 1999 and to $33.6 million in 2000, increasing from 14% of total revenues in 1998 to 16% in 1999 and to 17% in 2000. We continue to build our service capabilities to address the demand from our customers for security consulting and implementation services and for expanded training offerings.

     Geographically, we derived the majority of our revenues from sales to customers within the Americas region; however, international operations continued to be a significant contributor to revenues and a growing percentage of the business. In the aggregate, the Europe and Asia/Pacific Rim regions represented the following percentages of total revenues:

                                                              1998   1999   2000
                                                              ----   ----   ----
Europe......................................................    9%    11%    13%
Asia/Pacific Rim............................................    3%     5%     8%

No customer represented more than 10% of our total revenues in any of these periods.

COSTS AND EXPENSES

  Cost of revenues

     Cost of revenues consists of several components. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or provision to our customers in providing a single solution source. Costs associated with licensing our products are minor. Costs of product revenues as a percentage of total revenues decreased from 16% in 1998 and 1999 to 12% in 2000, as sales of partner software and hardware appliances represented a lower percentage of total revenues. This was a conscientious effort to focus sales of partner products in 2000 to situations where the ISS solution methodology was being employed, involving professional services or monitoring services. In 1998 and 1999, results included sales by Netrex prior to being acquired in 1999 using the pooling-of-interests method of accounting; Netrex also emphasized sales without associated service offerings.

     Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the operations center costs of providing managed security monitoring services and the costs related to professional services and training. These costs represented 19% in 1998, 16% in 1999 and 19% in 2000 of total revenues. The decline in the percentage from 1998 to 1999 was the result of an increase in the utilization of our professional services staff. In 2000, the percentage increased as we made a significant commitment to our managed security offerings in terms of automated systems, number of managed security operations centers and personnel resources. We also committed resources to continue to build professional services capabilities and more automated technical support programs.

  Research and development

     Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the "X-Force," our internal team of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. We continue to increase these expenditures, as we perceive primary research and product development and managed service offerings as essential ingredients for retaining our leadership position in the market. We also increased the number of our development personnel focused on our best-of-breed products, enterprise applications, managed services offerings and research for future product offerings. Accordingly, research and development expenses increased in absolute dollars from $9.7 million in 1998 to $20.4 million in 1999, and to $31.3 million in 2000. These costs represented 17% of total revenues in 1998, 18% in 1999 and 16% in 2000. We will continue to seek more leverage in the research and development area while continuing to invest in the enhancement of current technologies and the development of new technologies.

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

  Sales and marketing

     Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. Sales and marketing expenses were $26.0 million in 1998, $43.1 million in 1999, and $68.0 million in 2000. Sales and marketing expenses increased in total dollars during these periods primarily from our larger workforce, which has increased each quarter, both domestically and internationally. Sales and marketing expenses have decreased as a percentage of total revenues from 46% in 1998 to 37% in 1999, and to 35% in 2000. The decrease in sales and marketing expenses as a percentage of total revenues is due to greater levels of productivity achieved by our sales force. We believe that sales force productivity has benefited from the experience gained by sales personnel in selling our broadening enterprise offering of products and services as well as the heightened interest of the marketplace in such offerings. We expect to continue to create leverage in our sales and marketing efforts through better market segmentation, by focusing our direct sales force, and by expanding the channel as a source of our product sales.

  General and administrative

     General and administrative expenses of $6.6 million in 1998, $9.2 million in 1999 and $14.5 million in 2000, represented approximately 12% in 1998, 8% in 1999, and 7% in 2000 of our total revenues. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services costs and legal, accounting and other professional service fees. The increase in these expenses in absolute dollars is attributable to our efforts, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations, as well as the expansion of our facilities. In November 2000 we began occupying our new corporate headquarters in Atlanta incurring expenses associated with the move. Additional costs will be incurred related to this move in 2001 as the construction process is completed and the balance of our Atlanta personnel is relocated to the new facility.

     Merger costs of $2.3 million in 1999 represented the direct out-of-pocket costs incurred in connection with two acquisitions. These costs were principally investment advisor, legal and accounting fees. We also incurred amortization expense of $230,000 in 1998, $992,000 in 1999, and $1.2 million in 2000 related to goodwill and intangible assets resulting from acquisitions.

  Interest income and foreign currency exchange loss

     Net interest income increased from $2.3 million in 1998 to $5.9 million in 1999, and to $8.4 million in 2000 primarily due to increased amounts of cash invested in interest-bearing securities. This increase in cash primarily resulted from the sale of equity securities. The exchange loss of $136,000 in 1999 and $331,000 in 2000 is a result of fluctuations in currency exchange rates between the U.S. Dollar and other currencies, primarily the Euro and, to a lesser degree, the Japanese Yen.

  Income taxes

     We recorded a provision for income taxes of $62,000 in 1998, $976,000 in 1999, and $10.3 million in 2000. These provisions included taxes for Japanese and European operations and the results of Netrex following our August 1999 merger. Prior to the merger, Netrex profits were taxed at the shareholder level.

     In 1999, we utilized loss carryforwards to offset tax expense that would otherwise be recorded on profits from certain operations for 1999. As of December 31, 1999 substantially all loss carryforwards that would reduce future income tax expense related to United States operations had been utilized. While income tax expense was recorded on domestic income in 2000, taxes payable were reduced by deductions related to the employee exercise of stock options. The tax benefit for the use of these stock option deductions was recorded as additional paid-in capital. As of December 31, 2000 we had a net operating loss carryforward of approximately $78 million related to stock option deductions. The tax benefit for this carryforward will be recorded as additional paid-in-capital as realized. We also have approximately $2.4 million of research and development tax credit carryforwards which expire between 2011 and 2020.

  Quarterly Results of Operations

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2000, as well as such data expressed as a percentage of our total revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. As a result of our limited operating history and the risks associated with the new and rapidly evolving market that we serve, the operating results for any quarter below are not necessarily indicative of results for any future period.

                                                    1999                                        2000
                                  ----------------------------------------    ----------------------------------------
                                   MAR.       JUN.       SEPT.      DEC.       MAR.       JUN.       SEPT.      DEC.
                                    31         30         30         31         31         30         30         31
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                                                 (AMOUNTS IN THOUSANDS)
CONSOLIDATED STATEMENT OF
    OPERATIONS DATA:
Revenues:
  Product and license sales.....  $14,458    $17,606    $19,200    $22,786    $24,778    $26,331    $31,770    $36,824
  Subscriptions.................    4,883      5,497      6,202      7,559      8,089      9,537     10,938     13,142
  Professional services.........    3,634      4,176      4,599      5,887      6,424      8,349      9,079      9,714
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                   22,975     27,279     30,001     36,232     39,291     44,217     51,787     59,680
Costs and expenses:
  Cost of revenues..............    6,518      9,206      9,856     12,120     11,988     13,039     16,409     17,988
  Research and development......    4,062      4,785      5,315      6,250      6,802      7,566      8,449      8,499
  Sales and marketing...........    9,437     10,161     10,991     12,535     14,284     15,658     17,406     20,684
  General and administrative....    2,311      2,140      2,105      2,674      2,884      3,491      3,429      4,677
  Amortization..................      251        248        247        246        248        248        289        368
  Merger costs..................       --         --      2,329         --         --         --         --         --
                                  -------    -------    -------    -------    -------    -------    -------    -------
        Total costs and
          expenses..............   22,579     26,540     30,843     33,825     36,206     40,002     45,982     52,216
Operating income (loss).........      396        739       (842)     2,407      3,085      4,215      5,805      7,464
Interest income, net............      861      1,513      1,640      1,888      1,868      2,070      2,253      2,224
Foreign currency exchange gain
  (loss)........................       --         --         --       (136)      (126)        95       (463)       163
                                  -------    -------    -------    -------    -------    -------    -------    -------

                                                    1999                                        2000
                                  ----------------------------------------    ----------------------------------------
                                   MAR.       JUN.       SEPT.      DEC.       MAR.       JUN.       SEPT.      DEC.
                                    31         30         30         31         31         30         30         31
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                                                 (AMOUNTS IN THOUSANDS)
Income (loss) before taxes......    1,257      2,252        798      4,159      4,827      6,380      7,595      9,851
Provision for income taxes......       81        125        105        665      1,757      2,299      2,740      3,542
                                  -------    -------    -------    -------    -------    -------    -------    -------
Net income......................  $ 1,176    $ 2,127    $   693    $ 3,494    $ 3,070    $ 4,081    $ 4,855    $ 6,309
                                  =======    =======    =======    =======    =======    =======    =======    =======
AS A PERCENTAGE OF TOTAL
  REVENUES:
Revenues:
  Product and license sales.....     62.9%      64.5%      64.0%      62.9%      63.1%      59.5%      61.4%      61.7%
  Subscriptions.................     21.3%      20.2%      20.7%      20.9%      20.6%      21.6%      21.1%      22.0%
  Professional services.........     15.8%      15.3%      15.3%      16.2%      16.3%      18.9%      17.5%      16.3%
                                  -------    -------    -------    -------    -------    -------    -------    -------
                                      100%       100%       100%       100%       100%       100%       100%       100%
Costs and expenses:
  Cost of revenues..............     28.4%      33.8%      32.9%      33.5%      30.5%      29.5%      31.7%      30.1%
  Research and development......     17.7%      17.6%      17.7%      17.2%      17.3%      17.1%      16.3%      14.2%
  Sales and marketing...........     41.1%      37.2%      36.6%      34.6%      36.4%      35.4%      33.6%      34.8%
  General and administrative....     10.0%       7.8%       7.0%       7.4%       7.3%       7.9%       6.6%       7.8%
  Amortization..................      1.1%       0.9%       0.8%       0.7%       0.6%       0.6%       0.6%       0.6%
  Merger costs..................       --%        --%       7.8%        --%        --%        --%        --%        --%
                                  -------    -------    -------    -------    -------    -------    -------    -------
        Total costs and
          expenses..............     98.3%      97.3%     102.8%      93.4%      92.1%      90.5%      88.8%      87.5%
Operating income (loss).........      1.7%       2.7%      (2.8)%      6.6%       7.9%       9.5%      11.2%      12.5%
                                  =======    =======    =======    =======    =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     In 2000 we met our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in 2000 totaled $20.5 million, resulting primarily from net income of $18.3 million, non-cash depreciation and amortization expense of $7.5 million, income tax benefit from employee exercises of stock options of $8.4 million; and the growth of deferred revenues of $14.5 million. The increase in accounts receivable of $28.7 million, associated with our growth, accounted for the primary use of our cash.

     Our investing activities of $29.7 million in 2000 included the purchase of $141.1 million of marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $132.9 million in 2000. We also invested in equipment totaling $20.3 million as we provided existing and new personnel with the computer hardware and software environment necessary to perform their job functions and incurred leasehold improvement costs for our new headquarters. We expect a similar level of equipment investment in 2001, assuming continued growth in our number of employees, which includes additional leasehold improvements for the new headquarters that are being completed and occupied in phases over the course of 2001.

     Our financing activities provided $6.1 million of cash in 2000, which consisted primarily of proceeds of $5.5 million from the exercise of stock options by our employees and $1.6 million of proceeds from the issuance of common stock through our Employee Stock Purchase Plan.

     At December 31, 2000, we had $132.1 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

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

  We Have Only Recently Achieved Profitability

     We began operations in 1994 and achieved profitability in 1999. We operate in a new and rapidly evolving market and must, among other things:

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

     - our ability to develop new and enhanced product and managed service offerings and expand our professional services capabilities;

     - our ability to provide scalable managed services offerings through our partners in a cost effective manner;

     - foreign currency exchange rates that affect our international operations;

     - product and price competition in our markets; and

     - general economic conditions, both domestically and in our foreign markets.

     We increasingly focus our efforts on sales of enterprise-wide security solutions, which consist of our entire product suite and related professional services, and managed security services, rather than on the sale of component products. As a result, each sale may require additional time and effort from our sales and support staff. In addition, the revenues associated with particular sales vary significantly depending on the number of products licensed by a customer, the number of devices used by the customer and the customer's relative need for our professional services. Large individual sales, or even small delays in customer orders, can cause significant variation in our license revenues and results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software and services companies, many of our customers typically complete transactions in the last month of a quarter.

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

     Our ability to provide timely guidance and meet the expectations of investors, industry analysts and brokerage firms with respect to our operating and financial results is impacted by the tendency of a majority of our sales to be completed in the last month of a quarter. We may not be able to determine whether we will experience material deviations from guidance or expectations until the end of a quarter.

  We Must Attract and Retain Personnel While Competition for Personnel in Our Industry is Intense

     Competition in recruiting personnel in the software, network consulting and managed services industries is intense. We believe our future success will depend in part on our ability to recruit and retain highly skilled engineering, technical, consulting, marketing, sales and management personnel. To accomplish this, we believe we must provide competitive compensation, including stock options that may require additional stockholder approval for increased availability. Without sufficient available stock options, our ability to attract and retain personnel may be impaired.

  We Face Intense Competition in Our Market

     The market for network security monitoring, detection and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within one of five categories:

     - internal information technology departments of our customers and the consulting firms that assist them in formulating security systems;

     - relatively smaller software companies offering relatively limited applications for network and Internet security;

     - large companies, including Symantec Corp., Cisco Systems, Inc., Network Associates, Inc. and Bindview Development Corp., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

     - software or hardware companies like Cisco Systems, Inc. that could integrate features that are similar to our products into their own products; and

     - small and large companies with competitive offerings to components of our managed services offerings.

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

  Our Networks, Products and Services May be Targeted by Hackers

     Like other companies, our websites, networks, information systems, products and services may be targets for sabotage, disruption or misappropriation by hackers. As a leading network security solutions company, we are a high profile target. Although we believe we have sufficient controls in place to prevent disruption and misappropriation, and to respond to situations, we expect these efforts by hackers to continue. If these efforts are successful, our operations, reputation and sales could be adversely affected.

  We Must Successfully Integrate Acquisitions

     As part of our growth strategy, we have and may continue to acquire or make investments in companies with products, technologies or professional services capabilities complementary to our solutions. When engaging in acquisitions, we could encounter difficulties in assimilating new personnel and operations into our company. These difficulties may disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. These difficulties could also include accounting requirements, such as amortization of goodwill or in-process research and development expense. We cannot be certain that we will successfully overcome these risks with respect to any of our recent or future acquisitions or that we will not encounter other problems in connection with our recent or any future acquisitions. In addition, any future acquisitions may require us to incur debt or issue equity securities. The issuance of equity securities could dilute the investment of our existing stockholders.

  We Depend on Our Intellectual Property Rights and Use Licensed Technology

     We rely primarily on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have nine patent applications under review. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining our technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of relatively short-term investments, including commercial paper and overnight repurchase agreements. As of December 31, 2000, only $14,800,000 of our securities had maturities beyond 90 days.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. Consolidated Financial Statements. The following consolidated financial statements of Internet Security Systems, Inc. are filed as part of this Form 10-K on the pages indicated:

                                                              PAGE
                                                              ----
INTERNET SECURITY SYSTEMS, INC.
Report of Independent Auditors..............................   32
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   33
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................   34
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1998, 1999 and 2000......   35
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................   36
Notes to Consolidated Financial Statements..................   37
2. Consolidated Financial Statement Schedules:
Schedule II -- Valuation and Qualifying Accounts............   49

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

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1*     --   Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, dated
               November 14, 2000.
 3.2*     --   Bylaws (filed as Exhibit 3.2 to the Company's Registration
               Statement on Form S-1, Registration No. 333-44529 (the "Form
               S-1").
 4.1*     --   Specimen Common Stock certificate (filed as Exhibit 4.1 to the Form S-1).
 4.2      --   See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the
               rights of holders of the Company's Common Stock.
10.1*     --   Restated 1995 Stock Incentive Plan (Amended and Restated as
               of May 24, 2000) filed as Exhibit 99.1 to the Company's
               Registration Statement on Form S-8, Registration No.
               333-54670 dated January 31, 2001.
10.3*     --   Stock Exchange Agreement dated December 9, 1997 (filed as
               Exhibit 10.4 to the Form S-1).
10.5*     --   Forms of Non-Employee Director Compensation Agreement,
               Notice of Stock Option Grants and Stock Option Agreement
               (filed as Exhibit 10.6 to the Form S-1).
10.7*     --   Form of Indemnification Agreement for directors and certain officers (filed as Exhibit 10.8 to the Form S-1).
10.9*     --   Sublease for additional Atlanta facilities (filed as Exhibit
               10.9 to the Company's Registration Statement on Form S-1,
               Registration No. 333-71471).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.10*    --   Lease for Atlanta headquarters and research and development facility (filed as Exhibit 10.10 to the Company's Annual
               Report on Form 10-K, dated March 30, 2000)
10.12     --   Letter Agreement dated December 14, 1999 with Mark Hangen
10.13     --   Letter Agreement dated June 27, 2000 with Kenneth Walters
10.14     --   Letter Agreement dated August 18, 2000 with Lawrence
               Costanza
21.1*     --   Subsidiaries of the Company.
23.1      --   Consent of Ernst & Young LLP.
23.2      --   Consent of PricewaterhouseCoopers LLP
23.3      --   Report of PricewaterhouseCoopers LLP
24.1      --   Power of Attorney, pursuant to which amendments to this
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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Internet Security Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Internet Security Systems, Inc. (formerly ISS Group, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1998 financial statements or schedule of Netrex, Inc., a wholly owned subsidiary, which statements reflect total assets constituting 8% and total revenues constituting 37% of the related consolidated totals. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 1998 data included for Netrex, Inc., is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and, for 1998, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Security Systems, Inc. (formerly ISS Group, Inc.) at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
January 22, 2001

                        INTERNET SECURITY SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 70,090,000   $ 66,210,000
  Marketable securities.....................................    56,693,000     65,938,000
  Accounts receivable, less allowance for doubtful accounts
     of $848,000 and $1,188,000, respectively...............    26,934,000     56,358,000
  Inventory.................................................       473,000      2,275,000
  Prepaid expenses and other current assets.................     2,122,000      5,717,000
                                                              ------------   ------------
          Total current assets..............................   156,312,000    196,498,000
Property and equipment:
  Computer equipment........................................    10,108,000     20,199,000
  Office furniture and equipment............................     5,232,000      9,958,000
  Leasehold improvements....................................       870,000      6,609,000
                                                              ------------   ------------
                                                                16,210,000     36,766,000
  Less accumulated depreciation.............................     7,277,000     13,673,000
                                                              ------------   ------------
                                                                 8,933,000     23,093,000
Restricted marketable securities............................    12,500,000     12,500,000
Goodwill, less accumulated amortization of $396,000 and
  $876,000, respectively....................................     2,775,000      3,167,000
Other intangible assets, less accumulated amortization of
  $827,000 and $1,500,000, respectively.....................     4,019,000      3,346,000
Other assets................................................       306,000      1,636,000
                                                              ------------   ------------
          Total assets......................................  $184,845,000   $240,240,000
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,144,000   $  4,200,000
  Accrued expenses..........................................     6,878,000     15,490,000
  Deferred revenues.........................................    17,155,000     31,675,000
                                                              ------------   ------------
          Total current liabilities.........................    29,177,000     51,365,000
Other non-current liabilities...............................       515,000        486,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $.001 par value; 20,000,000 shares
     authorized, none issued or outstanding.................            --             --
  Common stock; $.001 par value; 120,000,000 shares
     authorized, 40,980,000 and 42,415,000 shares issued and
     outstanding, respectively..............................        41,000         42,000
  Additional paid-in capital................................   157,467,000    172,985,000
  Deferred compensation.....................................      (288,000)       (86,000)
  Accumulated other comprehensive income (loss).............       100,000       (745,000)
  Retained earnings (accumulated deficit)...................    (2,167,000)    16,193,000
                                                              ------------   ------------
          Total stockholders' equity........................   155,153,000    188,389,000
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $184,845,000   $240,240,000
                                                              ============   ============

                            See accompanying notes.

                        INTERNET SECURITY SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1998          1999           2000
                                                         -----------   -----------   ------------
Revenues:
  Product licenses and sales...........................  $36,908,000   $74,050,000   $119,703,000
  Subscriptions........................................   12,037,000    24,141,000     41,706,000
  Professional services................................    8,143,000    18,296,000     33,566,000
                                                         -----------   -----------   ------------
                                                          57,088,000   116,487,000    194,975,000
Costs and expenses:
  Cost of revenues:
     Product licenses and sales........................    8,875,000    18,842,000     22,653,000
     Subscriptions and professional services...........   11,076,000    18,858,000     36,771,000
                                                         -----------   -----------   ------------
          Total cost of revenues.......................   19,951,000    37,700,000     59,424,000
  Research and development.............................    9,655,000    20,412,000     31,316,000
  Sales and marketing..................................   25,998,000    43,124,000     68,032,000
  General and administrative...........................    6,557,000     9,230,000     14,481,000
  Amortization.........................................      230,000       992,000      1,153,000
  Charge for in-process research and development.......      802,000            --             --
  Merger costs.........................................           --     2,329,000             --
                                                         -----------   -----------   ------------
                                                          63,193,000   113,787,000    174,406,000
Operating income (loss)................................   (6,105,000)    2,700,000     20,569,000
Interest income, net...................................    2,274,000     5,902,000      8,415,000
Foreign currency exchange loss.........................           --      (136,000)      (331,000)
                                                         -----------   -----------   ------------
Income (loss) before income taxes......................   (3,831,000)    8,466,000     28,653,000
Provision for income taxes.............................       62,000       976,000     10,338,000
                                                         -----------   -----------   ------------
Net income (loss)......................................  $(3,893,000)  $ 7,490,000   $ 18,315,000
                                                         ===========   ===========   ============
Basic net income (loss) per share of Common Stock......  $     (0.12)  $      0.19   $       0.44
                                                         ===========   ===========   ============
Diluted net income (loss) per share of Common Stock....  $     (0.12)  $      0.17   $       0.41
                                                         ===========   ===========   ============
Weighted average shares:
Basic..................................................   32,351,000    39,996,000     41,892,000
                                                         ===========   ===========   ============
Diluted................................................   32,351,000    43,691,000     45,099,000
                                                         ===========   ===========   ============
Unaudited pro forma net loss per share of Common
  Stock................................................  $     (0.11)
                                                         ===========
Unaudited weighted average number of shares used in
  calculating unaudited pro forma net loss per share of
  Common Stock.........................................   34,963,000
                                                         ===========

                            See accompanying notes.

                        INTERNET SECURITY SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             ACCUMULATED
                                                                                                OTHER         RETAINED
                                          COMMON STOCK         ADDITIONAL                   COMPREHENSIVE     EARNINGS
                                     ----------------------     PAID-IN        DEFERRED        INCOME       (ACCUMULATED
                                        SHARES      AMOUNT      CAPITAL      COMPENSATION      (LOSS)         DEFICIT)
                                     ------------   -------   ------------   ------------   -------------   ------------
Balance at December 31, 1997.......   18,286,000    $18,000   $    760,000    $(571,000)                    $(4,617,000)
  Comprehensive income (loss):
    Net loss.......................                                                                          (3,893,000)
    Translation adjustment.........                                                             142,000
  Issuance of Common Stock:
    Initial public offering........    6,140,000      6,000     61,525,000
    Conversion of Redeemable,
      Convertible Preferred Stock
      in connection with the
      initial public offering......   11,474,000     12,000      8,866,000
    Exercise of stock options......      810,000      1,000        292,000
    Acquisitions...................      316,000                 3,901,000
    Issuance to consultant.........        2,000                    11,000
  Subchapter S distributions of a
    pooled entity..................                                                                            (216,000)
  Buyout of former Subchapter S
    stockholder....................                                (14,000)                                    (438,000)
  Deferred compensation related to
    stock options..................                                811,000     (811,000)
  Amortization of deferred
    compensation...................                                             720,000
                                      ----------    -------   ------------    ---------       ---------     -----------
Balance at December 31, 1998.......   37,028,000     37,000     76,152,000     (662,000)        142,000      (9,164,000)
  Comprehensive income (loss):
    Net income.....................                                                                           7,490,000
    Translation adjustment.........                                                             (42,000)
  Issuance of Common Stock:
    Secondary public offering......    2,778,000      3,000     77,361,000
    Exercise of stock options......    1,033,000      1,000      3,948,000
    Pooling-of-interests...........      141,000         --          6,000                                      164,000
  Subchapter S distributions of a
    pooled entity..................                                                                            (657,000)
  Amortization of deferred
    compensation...................                                             374,000
                                      ----------    -------   ------------    ---------       ---------     -----------
Balance at December 31, 1999.......   40,980,000     41,000    157,467,000     (288,000)        100,000      (2,167,000)
  Comprehensive income (loss):
    Net income.....................                                                                          18,315,000
    Translation adjustment.........                                                            (845,000)
  Issuance of Common Stock:
    Exercise of stock options......    1,367,000      1,000      5,507,000
    Employee stock purchase plan...       39,000                 1,634,000
    Pooling-of-interests...........       29,000                                                                 45,000
  Amortization of deferred
    compensation...................                                             202,000
  Tax benefit related to employee
    options........................                              8,377,000
                                      ----------    -------   ------------    ---------       ---------     -----------
Balance at December 31, 2000.......   42,415,000    $42,000   $172,985,000    $ (86,000)      $(745,000)    $16,193,000
                                      ==========    =======   ============    =========       =========     ===========


                                     COMPREHENSIVE        TOTAL
                                        INCOME        STOCKHOLDERS'
                                        (LOSS)       EQUITY (DEFICIT)
                                     -------------   ----------------
Balance at December 31, 1997.......                    $ (4,410,000)
  Comprehensive income (loss):
    Net loss.......................   $(3,893,000)       (3,893,000)
    Translation adjustment.........       142,000           142,000
                                      -----------
                                      $(3,751,000)
                                      ===========
  Issuance of Common Stock:
    Initial public offering........                      61,531,000
    Conversion of Redeemable,
      Convertible Preferred Stock
      in connection with the
      initial public offering......                       8,878,000
    Exercise of stock options......                         293,000
    Acquisitions...................                       3,901,000
    Issuance to consultant.........                          11,000
  Subchapter S distributions of a
    pooled entity..................                        (216,000)
  Buyout of former Subchapter S
    stockholder....................                        (452,000)
  Deferred compensation related to
    stock options..................                              --
  Amortization of deferred
    compensation...................                         720,000
                                                       ------------
Balance at December 31, 1998.......                      66,505,000
  Comprehensive income (loss):
    Net income.....................   $ 7,490,000         7,490,000
    Translation adjustment.........   $   (42,000)          (42,000)
                                      -----------
                                      $ 7,448,000
                                      ===========
  Issuance of Common Stock:
    Secondary public offering......                      77,364,000
    Exercise of stock options......                       3,949,000
    Pooling-of-interests...........                         170,000
  Subchapter S distributions of a
    pooled entity..................                        (657,000)
  Amortization of deferred
    compensation...................                         374,000
                                                       ------------
Balance at December 31, 1999.......                     155,153,000
  Comprehensive income (loss):
    Net income.....................   $18,315,000        18,315,000
    Translation adjustment.........      (845,000)         (845,000)
                                      -----------
                                      $17,470,000
                                      ===========
  Issuance of Common Stock:
    Exercise of stock options......                       5,508,000
    Employee stock purchase plan...                       1,634,000
    Pooling-of-interests...........                          45,000
  Amortization of deferred
    compensation...................                         202,000
  Tax benefit related to employee
    options........................                       8,377,000
                                                       ------------
Balance at December 31, 2000.......                    $188,389,000
                                                       ============

                            See accompanying notes.

                        INTERNET SECURITY SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                          1998           1999           2000
                                                      ------------   ------------   -------------
OPERATING ACTIVITIES
Net income (loss)...................................  $ (3,893,000)  $  7,490,000   $  18,315,000
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
  Depreciation......................................     2,162,000      3,989,000       6,329,000
  Amortization of goodwill and intangibles..........       230,000        992,000       1,153,000
  Accretion of discount on marketable securities....            --     (1,176,000)     (1,088,000)
  Charge for in-process research and development....       802,000             --              --
  Other non-cash expense............................       838,000        327,000         166,000
  Income tax benefit from exercise of stock
     options........................................            --             --       8,377,000
  Changes in assets and liabilities, excluding the
     effects of acquisitions:
     Accounts receivable............................   (10,590,000)   (10,241,000)    (28,679,000)
     Inventory......................................       106,000       (425,000)     (1,802,000)
     Prepaid expenses and other assets..............      (541,000)    (1,312,000)     (4,664,000)
     Accounts payable and accrued expenses..........     2,679,000      3,303,000       7,900,000
     Deferred revenues..............................     5,299,000      8,822,000      14,520,000
                                                      ------------   ------------   -------------
          Net cash (used in) provided by operating
            activities..............................    (2,908,000)    11,769,000      20,527,000
                                                      ------------   ------------   -------------
INVESTING ACTIVITIES
Acquisitions, net of cash received..................    (5,206,000)                    (1,262,000)
Purchases of marketable securities..................                  (55,517,000)   (141,097,000)
Net proceeds from maturity of marketable
  securities........................................                                  132,940,000
Purchase of restricted marketable securities........                  (12,500,000)             --
Purchases of property and equipment.................    (4,166,000)    (6,356,000)    (20,291,000)
                                                      ------------   ------------   -------------
          Net cash used in investing activities.....    (9,372,000)   (74,373,000)    (29,710,000)
                                                      ------------   ------------   -------------
FINANCING ACTIVITIES
Net proceeds from (payments on) long-term debt and
  capital leases....................................      (165,000)      (526,000)       (993,000)
Net payments under line of credit...................      (320,000)            --              --
Capital transactions of merged entity...............      (318,000)    (1,107,000)             --
Proceeds from exercise of stock options.............       292,000      3,949,000       5,507,000
Proceeds from employee stock purchase plan..........            --             --       1,634,000
Net proceeds from public offerings..................    61,531,000     77,364,000              --
                                                      ------------   ------------   -------------
          Net cash provided by financing
            activities..............................    61,020,000     79,680,000       6,148,000
                                                      ------------   ------------   -------------
Foreign currency impact on cash.....................       142,000        (42,000)       (845,000)
                                                      ------------   ------------   -------------
Net increase (decrease) in cash and cash
  equivalents.......................................    48,882,000     17,034,000      (3,880,000)
Cash and cash equivalents at beginning of year......     4,174,000     53,056,000      70,090,000
                                                      ------------   ------------   -------------
Cash and cash equivalents at end of year............  $ 53,056,000   $ 70,090,000   $  66,210,000
                                                      ============   ============   =============
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid.......................................  $    134,000   $     33,000   $      50,000
                                                      ============   ============   =============
Capital lease obligations incurred..................  $    468,000   $    329,000   $          --
                                                      ============   ============   =============
Income taxes paid...................................  $         --   $     47,000   $     446,000
                                                      ============   ============   =============

                        INTERNET SECURITY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     The business of Internet Security Systems' and its subsidiaries ("ISS") is focused on maintaining the latest security threat and vulnerability checks within existing products and creating new products and services that are consistent with ISS's goal of providing security management solutions. This approach entails continuous security risk monitoring and response to develop an active and informed network security policy.

     Internet Security Systems, Inc. (formerly ISS Group, Inc.) was incorporated in the State of Delaware on December 8, 1997 to be a holding company for Internet Security Systems, Inc., a Georgia company incorporated in 1994 to design, market, and sell computer network security assessment software. In addition, ISS has various other subsidiaries in the United States, Europe and the Asia/Pacific regions with primary marketing and sales responsibilities for ISS's products and services in their respective markets. ISS is organized as, and operates in, a single business segment that provides products, technical support, managed security services and consulting and training services as components of providing security management solutions.

     On March 27, 1998 ISS completed an initial public offering ("IPO") of its Common Stock. A total of 6,900,000 shares were sold at $11 per share. On March 2, 1999 ISS completed a second public offering of its Common Stock. A total of 5,178,000 shares were sold at $29.50 per share. ISS's shares are traded on the NASDAQ National Market under the ticker symbol "ISSX".

     Certain prior year amounts have been reclassified to conform to current year presentation.

BASIS OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATIONS

     The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its subsidiaries. All significant intercompany investment accounts and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

REVENUE RECOGNITION

     ISS recognizes its perpetual license revenue upon (i) delivery of software or, if the customer has evaluation software, delivery of the software key, and
(ii) issuance of the related license, assuming no significant vendor obligations or customer acceptance rights exist. For perpetual license agreements, when payment terms extend over periods greater than twelve months, revenue is recognized as such amounts are billable. Product sales consist of (i) appliances sold in conjunction with ISS licensed software and

                        INTERNET SECURITY SYSTEMS, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

(ii) software developed by third party-partners, combined in some instances with associated hardware appliances and partner maintenance services. These sales are recognized upon shipment to the customer.

     Subscriptions revenues include maintenance, term licenses and security monitoring services. Annual renewable maintenance is a separate component of perpetual license agreements for which the revenue is recognized ratably over the maintenance contract term. Term licenses allow customer use of the product and maintenance for a specified period, generally twelve months, for which revenues are also recognized ratably over the contract term. Security monitoring services of information assets and systems are a part of managed services and are recognized as such services are provided. Professional services revenues, including consulting and training, are recognized as such services are performed.

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

CASH AND CASH EQUIVALENTS

     Cash equivalents include all highly liquid investments with maturities of three months or less when purchased. Such amounts are stated at cost, which approximates market value.

MARKETABLE SECURITIES

     ISS's investment in marketable securities consists of debt instruments of the U.S. Treasury, U.S. government agencies and corporate commercial paper. All such marketable securities have a maturity of less than one year. These investments are classified as available-for-sale and reported at fair market value. The amortized cost of securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Unrealized gains and losses on available-for-sale securities were immaterial for 1999 and 2000. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses) and are included in ISS's results of operations. Interest and dividends on securities classified as available-for-sale are included in interest income.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject ISS to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. ISS maintains cash and cash equivalents in short-term money market accounts with three financial institutions and in short-term, investment grade commercial paper. Marketable securities consist of United States government agency securities and investment grade commercial paper. ISS's sales are global, primarily to companies located in the United States, Europe, Latin America and the Asia/Pacific regions. ISS performs periodic credit evaluations of its customer's financial condition and does not require collateral. Accounts receivable are due principally from large U.S. companies under stated contract terms. ISS provides for estimated credit losses as such losses become probable.

                        INTERNET SECURITY SYSTEMS, INC.

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

INVENTORY

     Inventory consists of finished goods purchased for resale and is recorded at the lower of cost or market.

GOODWILL AND INTANGIBLES

     The major classes of intangible assets, including goodwill (excess of cost over acquired net assets), at December 31, 1999 and 2000 are as follows:

                                                           LIFE      1999         2000
                                                           ----   ----------   ----------
Goodwill.................................................   10    $3,171,000   $4,043,000
Less accumulated amortization............................           (396,000)    (876,000)
                                                                  ----------   ----------
                                                                  $2,775,000   $3,167,000
                                                                  ==========   ==========
Core technology..........................................    8    $3,853,000   $3,853,000
Developed technology.....................................    5       778,000      778,000
Work force...............................................    6       215,000      215,000
                                                                  ----------   ----------
                                                                   4,846,000    4,846,000
Less accumulated amortization............................           (827,000)  (1,500,000)
                                                                  ----------   ----------
                                                                  $4,019,000   $3,346,000
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

ADVERTISING COSTS

     ISS incurred advertising costs of $517,000 in 1998, $1,312,000 in 1999 and $2,175,000 in 2000, which are expensed as incurred and are included in sales and marketing expense in the statements of operations.

                        INTERNET SECURITY SYSTEMS, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

STOCK BASED COMPENSATION

     Accounting for Stock-Based Compensation ("SFAS 123"), establishes accounting and reporting standards for stock based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the pro forma disclosure alternative of SFAS 123.

INCOME (LOSS) PER SHARE

     Basic net income (loss) per share (see Note 10) was computed by dividing net income (loss) by the weighted average number of shares outstanding of Common Stock. Diluted net income (loss) per share was computed by dividing net income
(loss) by the weighted average shares outstanding, including common equivalents (when dilutive).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission Staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and is effective immediately. Adoption of SAB No. 101 as of October 1, 2000 did not have a material impact on results of operations or financial position.

2. BUSINESS COMBINATION AND ASSET ACQUISITION

     In August 2000, ISS acquired privately-held ISYI of Padova, Italy. ISYI is a leader in advanced network security services in the Italian market place and an early provider of remote security monitoring services. In exchange for all the outstanding stock of ISYI, approximately 29,100 shares of ISS common stock were issued in a transaction exempt from registration under the Securities Act of 1933. The transaction was accounted for using the pooling-of-interests method of accounting; however, this transaction was not material to ISS's consolidated operations and financial position and, therefore, the operating results of ISS have not been restated for this transaction. The operating results of ISS include the results of operations of ISYI since the date of acquisition.

     In August 2000, ISS formed a Brazilian subsidiary, Internet Security Systems Ltda, to affect the acquisition of Seguranca Ativa de Redes Internet e Sistemas Ltda ("SARIS") for cash of $5,000. SARIS was formed in 1999 in order to create and implement a security methodology for the Brazilian market. The transaction was accounted for using the purchase method of accounting. Goodwill of $977,000 related to the purchase was recorded and is being amortized using the straight-line method over 24 months. The operating results of ISS include the results of operations of SARIS since the date of acquisition.

     In August 1999, ISS acquired Netrex, Inc., a leading provider of remote, security monitoring services of digital assets, in a transaction that was accounted for as a pooling-of-interests. To affect the business combination, ISS issued approximately 2,450,000 shares of ISS stock in exchange for all of the outstanding stock of Netrex. Additionally, options outstanding under the Netrex Stock Plan were assumed by ISS resulting in approximately 510,000 additional ISS shares being reserved for outstanding grants under the

                        INTERNET SECURITY SYSTEMS, INC.

2. BUSINESS COMBINATION AND ASSET ACQUISITION -- (CONTINUED)

Netrex Stock Plan. The consolidated financial statements of ISS, including share and per share data, have been restated for all periods presented to include the results of Netrex with all intercompany transactions with ISS eliminated in such restatement.

     Revenues and net income (loss) of the separate companies that includes periods preceding the Netrex merger were as follows:

                                                                1998           1999
                                                             -----------   ------------
Total revenues
  ISS......................................................  $35,929,000   $ 74,204,000
  Netrex...................................................   21,159,000     42,283,000
                                                             -----------   ------------
          Total revenues, as reported......................  $57,088,000   $116,487,000
                                                             ===========   ============
Net income (loss)
  ISS......................................................  $(4,102,000)  $  7,326,000
  Netrex...................................................      209,000        164,000
                                                             -----------   ------------
  Combined.................................................  $(3,893,000)  $  7,490,000
Business combination expenses..............................           --      2,329,000
Pro forma income tax expense...............................           --       (368,000)
                                                             -----------   ------------
Pro forma net income (loss)................................  $(3,893,000)  $  9,451,000
                                                             ===========   ============

     Pro forma net income (loss) reflects adjustments to net income (loss) to record an estimated provision for income taxes for each period presented assuming Netrex was a taxpaying entity and excludes merger costs.

     In September 1999, ISS acquired privately held NJH Security Consulting ("NJH"), which was based in Atlanta, Georgia. NJH is a consulting firm focused on providing information security services to organizations worldwide. Approximately 142,000 shares of ISS common stock were issued in exchange for all of the outstanding stock of NJH. The transaction was accounted for using the pooling-of-interests method of accounting; however, this transaction was not material to ISS's consolidated operations and financial position and, therefore, the operating results of ISS were not restated for this transaction. The operating results of ISS include the results of operations of NJH since the date of acquisition.

     The consolidated statements of operations include merger costs of $2,329,000 in 1999 that represent the direct out-of-pocket costs associated with the Netrex and NJH business combinations. These costs were principally investment advisor, legal and accounting fees.

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

     The 1998 acquisitions were accounted for as purchases and their results have been included in the results of ISS's operations from the effective dates of acquisition. Substantially all of the aggregate consideration of $9,144,000 was allocated to identified intangibles, including core and developed technologies, in-process research and development, work force and goodwill (see
Note 1).

     The valuations of core and developed technologies and in-process research and development were based on the present value of estimated future cash flows over the lesser of: (i) five years or (ii) the period in which the product is expected to be integrated into an existing ISS product. The resulting values were reviewed for reasonableness based on the time and cost spent on the effort, the complexity of the development effort and, in

                        INTERNET SECURITY SYSTEMS, INC.

2. BUSINESS COMBINATION AND ASSET ACQUISITION -- (CONTINUED)

the case of in-process development projects, the stage to which it had progressed. For in-process research and development, the valuation was reduced for the core technology component of such product and the percentage of product development remaining at the acquisition date. The resulting in-process research and development amount of $802,000 was reflected as a charge in the 1998 statement of operations.

     The following table summarizes pro forma results of operations as if the acquisition of March was concluded on January 1, 1998 (the effect of the SARIS acquisition in 2000 and the DbSecure acquisition in 1998 are not included as their impact was immaterial). This pro forma information is not necessarily indicative of what the combined operations would have been if ISS had control of such combined businesses for the period presented.

     The adjustments to the historical data reflect the following (i) reduction of interest income in connection with the cash payments and (ii) amortization of goodwill and intangibles.

                                                                 1998
                                                              -----------
                                                              (UNAUDITED)
Revenues....................................................  $58,894,000
Operating loss..............................................   (6,537,000)
Net loss....................................................   (4,619,000)
Per share:
  Basic and diluted net loss................................  $     (0.14)
  Pro forma net loss........................................  $     (0.13)

3. MARKETABLE SECURITIES

     The following is a summary of available-for-sale marketable securities as of December 31:

                                                                 1999          2000
                                                              -----------   -----------
Unrestricted:
  U.S. Treasury securities and obligations of U.S.
     government agencies....................................  $18,907,000   $        --
  U.S. corporate commercial paper...........................   37,786,000    65,938,000
Restricted:
  U.S. corporate commercial paper...........................   12,500,000    12,500,000
                                                              -----------   -----------
                                                              $69,193,000   $78,438,000
                                                              ===========   ===========

     As of December 31, 1999 and 2000 the cost of marketable securities approximated fair value. The contractual maturities of all of these investments were less than one year as of December 31, 2000. Marketable securities of $12,500,000 are restricted as of December 31, 2000 as collateral for a letter of credit issued by a financial institution related to the lease on the new ISS headquarters.

4. REDEEMABLE, CONVERTIBLE PREFERRED STOCK

     All of the outstanding shares of Redeemable, Convertible Preferred Stock were automatically converted into an aggregate of 11,474,000 shares of Common Stock on March 27, 1998 in connection with ISS's IPO.

5. STOCK OPTION PLANS

     ISS's Incentive Stock Plan (the "Plan") provides for the granting of qualified or nonqualified options to purchase shares of ISS's Common Stock. Under the Plan, at December 31, 2000 there are 8,266,929 shares reserved for future issuance which increases automatically on the first trading day of each year by an amount

                        INTERNET SECURITY SYSTEMS, INC.

5. STOCK OPTION PLANS -- (CONTINUED)

equal to 3% of the number of shares of Common Stock outstanding on the last trading day of the preceding year. An additional 160,000 shares have been reserved for non-statutory options issued in 1997 to non-employee directors.

     Certain options granted under the Plan prior to the IPO are immediately exercisable, subject to a right of repurchase by ISS at the original exercise price for all unvested shares. Options granted after the IPO are generally exercisable as vesting occurs. Vesting is generally in equal annual installments over four years, measured from the date of the grant.

     Deferred compensation, which appears in the equity section of the balance sheet, originated in 1998 by computing the difference between the exercise price of stock options issued in December 1997 to the estimated price range for the IPO as set forth in the initial filing on January 20, 1998 of ISS's Registration Statement on Form S-1 and the exercise price of stock options issued in January and February 1998 to the final estimated price range contained in ISS's pre-effective amendment to its Registration Statement for the IPO filed in March 1998. The amounts are being charged to operations proportionately over the four-year vesting period of the related stock options. Amortization of deferred compensation was $720,000 in 1998, $374,000 in 1999 and $202,000 in 2000. All
other options are issued at fair market value on the date of grant.

     A summary of ISS's stock option activity is as follows:

                                         1998                     1999                     2000
                                 ---------------------   ----------------------   ----------------------
                                              WEIGHTED                 WEIGHTED                 WEIGHTED
                                              AVERAGE                  AVERAGE                  AVERAGE
                                   NUMBER     EXERCISE     NUMBER      EXERCISE     NUMBER      EXERCISE
                                 OF SHARES     PRICE      OF SHARES     PRICE      OF SHARES     PRICE
                                 ----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of
  year.........................   3,776,000    $ 1.36      5,205,000    $ 5.35      5,067,000    $13.58
  Granted......................   1,921,000     11.37      1,719,000     33.94      2,253,000     67.88
  Exercised....................    (809,000)     0.36     (1,033,000)     3.81     (1,366,000)     4.63
  Canceled.....................    (129,000)     4.66       (884,000)    15.45       (702,000)    33.61
  Assumed......................     446,000      4.00         60,000      3.51             --        --
                                 ----------              -----------              -----------
Outstanding at end of year.....   5,205,000      5.35      5,067,000     13.58      5,252,000     36.54
                                 ==========              ===========              ===========
Exercisable at end of year.....   3,219,000      1.95      2,693,000      3.00      1,430,000     13.24
                                 ==========              ===========              ===========
Weighted average fair value of
  options granted during the
  year.........................  $    13.68              $     29.01              $     59.25
                                 ==========              ===========              ===========

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                               OPTIONS FULLY
                                               OPTIONS OUTSTANDING        VESTED AND EXERCISABLE
                                           ----------------------------   -----------------------
                                             NUMBER OF       WEIGHTED        NUMBER
                                              OPTIONS         AVERAGE     EXERCISABLE    WEIGHTED
                                           OUTSTANDING AT    REMAINING         AT        AVERAGE
                                            DECEMBER 31,    CONTRACTUAL   DECEMBER 31,   EXERCISE
RANGE OF EXERCISE PRICES                        2000           LIFE           2000        PRICE
------------------------                   --------------   -----------   ------------   --------
$.08-.49.................................      338,000         5.79         244,000       $ 0.17
$.50-3.99................................      794,000         7.04         470,000       $ 3.32
$4.00-11.99..............................      642,000         7.21         296,000       $ 8.94
$12.00-24.99.............................      297,000         7.80         122,000       $17.06
$25.00-54.99.............................    1,181,000         8.71         224,000       $36.62
$55.00-69.99.............................    1,156,000         9.32          75,000       $58.94
$70.00-85.63.............................      844,000         9.57              --           --

                        INTERNET SECURITY SYSTEMS, INC.

5. STOCK OPTION PLANS -- (CONTINUED)

     Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if ISS had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by that Statement. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for 1998, 1999 and 2000, respectively: risk-free interest rates of 5.27%, 6.19% and 6.27%, respectively; no dividend yield; volatility factors of
 .60, 1.25 and 1.29 respectively; and an expected life of the options of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The following pro forma information adjusts the net income (loss) and net income (loss) per share of Common Stock for the impact of SFAS 123:

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1998         1999        2000
                                                            -----------   --------   -----------
Pro forma net income (loss)...............................  $(6,551,000)  $743,000   $(8,003,000)
                                                            ===========   ========   ===========
Pro forma net income (loss) per share.....................  $     (0.20)  $   0.02   $     (0.19)
                                                            ===========   ========   ===========

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     ISS has an agreement with a bank providing for a revolving working capital line of credit and a term loan facility. Under the terms of the agreement, ISS may borrow up to $3,000,000 (subject to a borrowing formula) and $500,000, respectively, with interest payable monthly at prime plus .5 percent. The line of credit and the term loan facility are collateralized by certain assets of the Company. There are no amounts outstanding under this arrangement at December 31, 1999 and 2000.

     ISS leases certain property and equipment under capital leases. Obligations under such lease agreements amounted to $688,000 and $212,000 at December 31, 1999 and 2000, respectively. Future minimum lease payments under these leases are: $124,000 in 2001, $35,000 in 2002, $39,000 in 2003 and $14,000 in 2004,
respectively.

7. COMMITMENTS AND CONTINGENT LIABILITIES

     ISS has non-cancelable operating leases for facilities that expire at various dates through October 2011. In 1999, ISS entered into an 11 1/2-year lease for a new corporate headquarters, which it began to occupy in various stages in November 2000.

                        INTERNET SECURITY SYSTEMS, INC.

7. COMMITMENTS AND CONTINGENT LIABILITIES -- (CONTINUED)

     Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

                                                              OPERATING
                                                                LEASES
                                                             ------------
2001.......................................................    11,094,000
2002.......................................................    13,216,000
2003.......................................................    11,675,000
2004.......................................................    12,744,000
2005.......................................................    12,900,000
Thereafter.................................................    84,687,000
                                                             ------------
          Total minimum lease payments.....................  $146,317,000
                                                             ============

     Rent expense was approximately $2,098,000, $2,831,000 and $4,939,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

8. INCOME TAXES

     For financial reporting purposes, the provision for income taxes includes the following components, all of which are current:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1998       1999        2000
                                                        -------   --------   -----------
Federal income taxes..................................  $    --   $730,000   $ 8,421,000
State income taxes....................................       --    149,000       691,000
Foreign income taxes..................................   62,000     97,000     1,226,000
                                                        -------   --------   -----------
          Total provision for income taxes............  $62,000   $976,000   $10,338,000
                                                        =======   ========   ===========

     Pre-tax income attributable to foreign and domestic operations is summarized below:

                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      1998          1999         2000
                                                   -----------   ----------   -----------
U.S. operations..................................  $(3,297,000)  $8,065,000   $26,226,000
Japan operations.................................     (642,000)     213,000     3,156,000
U.K. operations..................................       90,000      132,000      (437,000)
Other............................................       18,000       57,000      (292,000)
                                                   -----------   ----------   -----------
                                                   $(3,831,000)  $8,467,000   $28,653,000
                                                   ===========   ==========   ===========

                        INTERNET SECURITY SYSTEMS, INC.

8. INCOME TAXES -- (CONTINUED)

     A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1998          1999          2000
                                                  -----------   -----------   -----------
Federal income taxes applied to pretax income
  (loss)........................................  $(1,440,000)  $ 2,878,000   $10,029,000
State income taxes, net of federal income tax
  benefit.......................................     (160,000)      149,000       691,000
Alternative Minimum Tax.........................           --       230,000            --
Intangibles.....................................      345,000       209,000        57,000
Research and development tax credits............     (384,000)     (717,000)   (1,104,000)
Merger expenses not deductible for tax
  purposes......................................           --       792,000            --
S Corp earnings.................................           --      (255,000)           --
Foreign operations..............................       62,000        97,000       223,000
Other...........................................       42,000            --       672,000
Change in valuation allowance...................    1,597,000    (2,407,000)     (230,000)
                                                  -----------   -----------   -----------
                                                  $    62,000   $   976,000   $10,338,000
                                                  ===========   ===========   ===========

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

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1999           2000
                                                            ------------   ------------
Deferred income tax assets:
  Depreciation and amortization...........................       267,000        446,000
  Accrued liabilities.....................................       121,000        206,000
  Allowance for doubtful accounts.........................       165,000        329,000
  Deferred compensation...................................       142,000             --
  Net operating loss carryforwards........................     9,986,000     29,602,000
  AMT credit carryforwards................................       230,000             --
  Research and development tax credit carryforwards.......     1,336,000      2,440,000
                                                            ------------   ------------
          Total deferred income tax assets................    12,247,000     33,023,000
                                                            ------------   ------------
Less valuation allowance..................................   (12,247,000)   (33,023,000)
                                                            ------------   ------------
          Net deferred income tax assets..................  $         --   $         --
                                                            ============   ============

     For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. ISS has not recognized any benefit from the future use of the deferred tax assets because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

     The deferred income tax assets include approximately $12,247,000 and $33,023,000 at December 31, 1999 and 2000, respectively, of assets that were created by or are subject to valuation allowance as a result of stock option deductions. While income tax expense will be recorded on any future pre-tax profits from United States operations, these deferred tax assets would reduce the related income taxes payable. This reduction in income taxes payable in future periods would be recorded as additional paid-in capital.

     ISS has approximately $77,900,000 of net operating loss carryforwards for federal income tax purposes that expire in varying amounts between 2011 and 2020. The net operating loss carryforwards may be subject to

                        INTERNET SECURITY SYSTEMS, INC.

8. INCOME TAXES -- (CONTINUED)

certain limitations in the event of a change in ownership. ISS also has approximately $2,440,000 of research and development tax credit carryforwards that expire between 2011 and 2020.

9. EMPLOYEE STOCK AND BENEFIT PLANS

     ISS sponsors a 401(k) plan that covers substantially all employees over 18 years of age. Participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. Beginning in 2000 ISS matches 25% of a participants contributions with a maximum contribution of 3% of a participant's contributions. Matching contributions in 2000 were $196,000. Prior to 2000 ISS made no contributions to the plan.

     Effective July 1, 1999 ISS implemented an employee stock purchase plan (the "Plan") for all eligible employees. Under the Plan, shares of ISS's Common Stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares with aggregate fair value up to 10% of their gross compensation during a six-month period. During 2000 employees purchased 39,000 shares at an average price of $41.44 per share. At December 31, 2000, 411,000 shares of ISS Common Stock were reserved for future issuance.

10. INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1999          2000
                                                          -----------   -----------   -----------
Numerator:
  Net income (loss).....................................  $(3,893,000)  $ 7,490,000   $18,315,000
                                                          -----------   -----------   -----------
  Denominator:
  Denominator for basic net (income) loss per share --
     weighted average shares............................   32,351,000    39,996,000    41,892,000
  Effect of dilutive stock options......................           --     3,695,000     3,207,000
                                                          -----------   -----------   -----------
  Denominator for diluted net income (loss) per share --
     weighted average shares............................   32,351,000    43,691,000    45,099,000
                                                                        -----------   -----------
  Redeemable, Convertible Preferred Stock...............    2,612,000
                                                          -----------
  Weighted average shares for pro forma net loss per
     share..............................................   34,963,000
                                                          ===========
Basic net income (loss) per share.......................  $     (0.12)  $      0.19   $      0.44
                                                          ===========   ===========   ===========
Diluted net income (loss) per share.....................  $     (0.12)  $      0.17   $      0.41
                                                          ===========   ===========   ===========
Pro forma net income (loss) per share...................  $     (0.11)
                                                          ===========

     Options aggregating 5,205,000 at December 31, 1998 were not included in the above calculations as they were anti-dilutive.

                        INTERNET SECURITY SYSTEMS, INC.

11. EXPORT SALES

     ISS generates export sales from the United States to the Europe, Asia/Pacific Rim and Latin America regions. Also, revenues are generated from ISS's foreign operations in these regions. In the aggregate, the Europe, Asia/Pacific Rim and Latin America regions represented the following percentages of total revenues:

                                                              1998   1999   2000
                                                              ----   ----   ----
Europe......................................................   9%     11%    13%
Asia/Pacific Rim............................................   3%      5%     8%
Latin America...............................................  --       1%     3%

12. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Summarized quarterly results for the two years ended December 31, 1999 and 2000 are as follows (in thousands, except per share data):

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    -------   -------   -------   -------
1999 by quarter:
  Revenues........................................  $22,975   $27,279   $30,001   $36,232
  Operating income (loss).........................      396       739      (842)    2,407
  Net income......................................    1,176     2,127       693     3,494
Income per share:
  Basic...........................................  $  0.03   $  0.05   $  0.02   $  0.09
  Diluted.........................................  $  0.03   $  0.05   $  0.02   $  0.08
2000 by quarter:
  Revenues........................................  $39,291   $44,217   $51,787   $59,680
  Operating income................................    3,085     4,215     5,805     7,464
  Net income......................................    3,070     4,081     4,855     6,309
Income per share:
  Basic...........................................  $  0.07   $  0.10   $  0.12   $  0.15
  Diluted.........................................  $  0.07   $  0.09   $  0.11   $  0.14

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily total the per share data as computed for the year.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE AT
                                                    BEGINNING OF                            BALANCE AT
                                                        YEAR       PROVISION   WRITE-OFFS   END OF YEAR
                                                    ------------   ---------   ----------   -----------
1998
Allowance for Doubtful Accounts...................    $286,000     $229,000    $(103,000)   $  412,000
                                                      ========     ========    =========    ==========
1999
Allowance for Doubtful Accounts...................    $412,000     $554,000    $(118,000)   $  848,000
                                                      ========     ========    =========    ==========
2000
Allowance for Doubtful Accounts...................    $848,000     $556,000    $(216,000)   $1,188,000
                                                      ========     ========    =========    ==========

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNET SECURITY SYSTEMS, INC.

                                          By: /s/ Richard Macchia
                                            ------------------------------------
                                                      Richard Macchia
                                             Vice President and Chief Financial
                                                           Officer

                                          By: /s/ Maureen Richards
                                            ------------------------------------
                                                      Maureen Richards
                                                    Corporate Controller
Dated: March 30, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Thomas E. Noonan, Richard Macchia and Maureen Richards, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

 /s/ Thomas E. Noonan                                  Chairman, President and Chief    March 30, 2001
-----------------------------------------------------    Executive (Principal
                  Thomas E. Noonan                       Executive Officer)

/s/ Christopher W. Klaus                               Chief Technology Officer,        March 30, 2001
-----------------------------------------------------    Secretary and Director
                Christopher W. Klaus

/s/ Richard Macchia                                    Vice President and Chief         March 30, 2001
-----------------------------------------------------    Financial Officer
                   Richard Macchia

/s/ Richard S. Bodman                                  Director                         March 30, 2001
-----------------------------------------------------
                  Richard S. Bodman

/s/ Robert E. Davoli                                   Director                         March 30, 2001
-----------------------------------------------------
                  Robert E. Davoli

/s/ Sam Nunn                                           Director                         March 30, 2001
-----------------------------------------------------
                      Sam Nunn

/s/ Kevin J. O'Connor                                  Director                         March 30, 2001
-----------------------------------------------------
                  Kevin J. O'Connor

/s/ David N. Strohm                                    Director                         March 30, 2001
-----------------------------------------------------
                   David N. Strohm

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the reference to our firm under the caption "Experts" in the Registration Statement (Form S-3 No. 333-87557) and related prospectus of Internet Security Systems, Inc. for the registration of 723,987 shares of Common Stock and to the incorporation by reference therein of our report dated January 21, 2000, with respect to the consolidated financial statements and schedule of Internet Security Systems, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

     We also consent to the incorporation by reference in the Registration Statements and in the related prospectuses of Internet Security Systems, Inc. listed below of our report dated January 21, 2000, with respect to the consolidated financial statements and schedule of Internet Security Systems, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1999:

Registration Statement No. 333-53279 on Form S-8 (Restated 1995 Stock Incentive
                                     Plan)
Registration Statement No. 333-89563 on Form S-8 (Internet Security Systems Inc.
                                      1995
            Stock Incentive Plan, 1999 Employee Stock Purchase Plan,
 1999 International Employee Stock Purchase Plan, Netrex, Inc. 1998 Stock Plan)

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 23, 2001