Form 10-Q
period 2001-03-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2001-05-11
CIK 1053148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            March 31, 2001
                                        --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        ------------  ------------

                   Commission File Number
                                          --------------------

                         INTERNET SECURITY SYSTEMS, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       58-2362189
    ------------------------------                   -------------------
    (State or jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                   6303 BARFIELD ROAD, ATLANTA, GEORGIA 30328
                   ------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone number, including area code (404) 236-2600
                                                            -------------


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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
      Title of each class                              as of May 7, 2001
-------------------------------                 ----------------------------
Common Stock, $0.001 par value                          43,128,060

                                                                          PAGE
PART I.           FINANCIAL INFORMATION                                   NUMBER
                                                                          ------

Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at March 31, 2001 and
         December 31, 2000.....................................................3

         Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000...............................4

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2001 and March 31, 2000........................5

         Notes to Consolidated Financial Statements............................6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................ 9

Item 3   Quantitative and Qualitative Disclosures about Market Risk...........20

PART II. OTHER INFORMATION

Item 5   Other Information....................................................21

Item 6   Exhibits and Reports on Form 8-K.....................................21

                         INTERNET SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    MARCH 31,          DECEMBER 31,
                                                                                      2001                 2000
                                                                                  --------------------------------
                                                                                  (UNAUDITED)           (AUDITED)
                                           ASSETS

Current assets:
       Cash and cash equivalents                                                   $  88,071           $  66,210
       Marketable securities                                                          60,756              65,938
       Accounts receivable, less allowance for doubtful accounts
          of $1,522 and $1,188, respectively                                          55,633              56,358
       Inventory                                                                       1,102               2,275
       Prepaid expenses and other current assets                                       8,905               5,717
                                                                                   ------------------------------
                Total current assets                                                 214,467             196,498

Property and equipment:
       Computer equipment                                                             23,803              20,199
       Office furniture and equipment                                                 13,196               9,958
       Leasehold improvements                                                          8,813               6,609
                                                                                   ------------------------------
                                                                                      45,812              36,766
       Less accumulated depreciation                                                  16,222              13,673
                                                                                   ------------------------------
                                                                                      29,590              23,093

Restricted marketable securities                                                      12,500              12,500
Goodwill, less accumulated amortization of $1,073
       and $875, respectively                                                          2,969               3,167
Other intangibles, less accumulated amortization of
       $1,668 and $1,500, respectively                                                 3,177               3,346
Other assets                                                                           2,334               1,636
                                                                                   ------------------------------
                Total assets                                                       $ 265,037           $ 240,240
                                                                                   ==============================


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                            $   8,336           $   4,200
       Accrued expenses                                                               15,520              15,490
       Deferred revenues                                                              33,555              31,675
                                                                                   ------------------------------
                Total current liabilities                                             57,411              51,365

Other non-current liabilities                                                            412                 486

Stockholders' equity:
       Common stock, $.001 par value, 120,000,000 shares authorized,
          42,932,000 and 42,415,000 issued and outstanding, respectively                  43                  42
       Additional paid-in capital                                                    186,196             172,985
       Deferred compensation                                                             (65)                (86)
       Accumulated other comprehensive income (loss)                                  (1,694)               (745)
       Retained earnings                                                              22,734              16,193
                                                                                   ------------------------------
                Total stockholders' equity                                           207,214             188,389

                                                                                   ------------------------------
                Total liabilities and stockholders' equity                         $ 265,037           $ 240,240
                                                                                   ==============================

                INTERNET SECURITY SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                          (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           ----------------------------
                                                             2001                2000
                                                           ----------------------------
Revenues:
   Product licenses and sales                              $ 36,176           $ 24,778
   Subscriptions                                             15,136              8,089
   Professional services                                      9,843              6,424
                                                           ----------------------------
                                                             61,155             39,291

Costs and expenses:
   Cost of revenues:
        Product licenses and sales                            6,544              5,255
        Subscriptions and professional services              11,838              6,733
                                                           ----------------------------
   Total cost of revenues                                    18,382             11,988
   Research and development                                   8,315              6,802
   Sales and marketing                                       21,634             14,284
   General and administrative                                 4,511              2,884
   Write-off of lease obligation                              1,072                  -
   Amortization                                                 366                248
                                                           ----------------------------
                                                             54,280             36,206

Operating income                                              6,875              3,085
Interest income, net                                          1,958              1,868
Other income                                                  1,638                  -
Foreign currency exchange loss                                 (251)              (126)
                                                           ----------------------------
Income before income taxes                                   10,220              4,827
Provision for income taxes                                    3,679              1,757
                                                           ----------------------------
Net income                                                 $  6,541           $  3,070
                                                           ============================

Basic net income per share of Common Stock                 $   0.15           $   0.07
                                                           ============================
Diluted net income per share of Common Stock               $   0.15           $   0.07
                                                           ============================

Weighted average shares:
   Basic                                                     42,683             41,398
                                                           ============================
   Diluted                                                   44,556             44,843
                                                           ============================

                  INTERNET SECURITY SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (AMOUNTS IN THOUSANDS)
                            (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ---------------------------
                                                                      2001              2000
                                                                   ---------------------------
OPERATING ACTIVITIES
Net income                                                            6,541             3,070
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                                 2,549             1,272
         Amortization of goodwill and intangibles                       366               248
         Accretion of discount on marketable securities                 269              (250)
         Other non-cash items                                            23                46
         Income tax benefit from exercise of stock options            2,830             1,166
     Changes in assets and liabilities:
         Accounts receivable                                            725            (4,229)
         Inventory                                                    1,173              (234)
         Prepaid expenses and other assets                           (3,886)             (754)
         Accounts payable and accrued expenses                        4,092               (86)
         Deferred revenues                                            1,880             2,506
                                                                   ---------------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                16,562             2,755

INVESTING ACTIVITIES
Net proceeds from maturity of marketable securities                  46,375            45,926
Purchases of marketable securities                                  (41,462)          (33,417)
Purchases of property and equipment                                  (9,047)           (3,082)
                                                                   ---------------------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (4,134)            9,427

FINANCING ACTIVITIES
Payments on long-term debt and capital leases                             -              (411)
Proceeds from exercise of stock options                               9,154             1,982
Proceeds from issuance of common stock                                1,228               655
                                                                   ---------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                10,382             2,226

Foreign currency impact on cash                                        (949)              (35)
                                                                   ---------------------------
Net increase in cash and cash equivalents                            21,861            14,373
Cash and cash equivalents at beginning of period                     66,210            70,090
                                                                   ---------------------------
Cash and cash equivalents at end of period                           88,071            84,463
                                                                   ===========================

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                             3                33
                                                                   ===========================

                         INTERNET SECURITY SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Significant Accounting Policies

The accompanying consolidated financial statements of Internet Security Systems, Inc. ("ISS" or the "Company") should be read in conjunction with our consolidated financial statements for the year ended December 31, 2000.

ISS is focused on maintaining the latest security threat and vulnerability checks within existing products and creating new products and services that are consistent with our goal of providing security management solutions. This approach entails continuous security risk monitoring and response to develop an active and informed network security policy.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of ISS at March 31, 2001 and the consolidated results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Cost of Revenues

Costs of revenues include the costs of products and services. Cost of products represents the cost of product sales, which are incurred upon recognition of the associated product revenues. Cost of services includes the cost of our technical support group who provide assistance to customers with maintenance agreements, the operations center costs of providing managed services and the costs related to our professional services and training.

                         INTERNET SECURITY SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.       Subsequent Event

On April 30, 2001, ISS entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Network ICE Corporation, a privately held corporation in San Mateo, California ("Network ICE"). Network ICE is a leading developer of desktop intrusion protection technology and highly scalable security management system. Under the terms of the Merger Agreement, provided the merger is consummated,, ISS will issue approximately 4.3 million common shares for all of the outstanding shares of Network ICE. Additionally, approximately 300,000 shares of ISS common stock will be reserved for future issuance upon exercise of all of the options to purchase Network ICE common shares that will be assumed by ISS in the merger. The transaction has been approved by the board of directors of each company and voting agreements in favor of the transaction have been obtained from sellers representing more than 70% of the outstanding capital stock of Network ICE. The transaction is subject to certain regulatory approvals and customary closing conditions, including approval of the merger by Network ICE shareholders. ISS currently anticipates that the transaction will close in June 2001.

Based on unaudited results for the most recent quarter, Network ICE has an annualized revenue run rate of approximately $14 million. The merger will be accounted for as a purchase and, accordingly, the operating results of Network ICE Corporation will be included in the consolidated financial statements of ISS from the date of closing of the transaction.

3.       Nonrecurring income and expense items

Included in pretax income in the quarter ended March 31, 2001, is a non-recurring other income item of $1.6 million generated from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001. The Company is presently planning for an IPO in Japan of a minority interest in our Asia-Pacific subsidiary later in 2001. This will provide more visibility of this operation in its marketplace as well as generate funds for the expansion of the business in this market. As part of the planning, options were granted in the subsidiary as a means of key employee retention and approximately 2% of the outstanding shares were sold to employees and key partners. The price was established based on a valuation of the company by an independent appraisal firm. The gain represents the difference between proceeds received and the underlying basis in the stock.

In the quarter ended March 31, 2001, the Company recorded a $1.1 million write-off of the remaining lease obligation on our previous Atlanta office space. This non-recurring expense originated in the quarter as available subleased space in the area grew substantially as the result of layoffs, closures and consolidations, diminishing the prospects of subleasing our old space.

4.       Income taxes

The Company recorded tax provisions of $3.7 million and $1.8 million for the quarters ended March 31, 2001 and 2000, respectively. While income tax expense was recorded on domestic income, domestic taxes payable was reduced by deductions related to the employee exercise of stock options. The tax benefit of these deductions was recorded as additional paid-in-capital. As of March 31, 2001, ISS had a net operating loss carryforward of approximately $89 million. The tax benefit of this carryforward will be recorded as additional paid-in-

                         INTERNET SECURITY SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



capital as realized. There are also approximately $2.6 million of research and development tax credit carryforwards that expire between 2011 and 2021.

5.       Comprehensive income

The components of comprehensive income, net of tax, are as follows (in thousands):


                                                                          Three months ended
                                                                               March 31,
                                                                         --------------------
                                                                            2001       2000
                                                                         --------------------
                  Net income                                              $ 6,541     $ 3,070
                  Change in cumulative translation adjustment, net
                  of tax benefit of $342 and $13, respectively               (607)        (22)
                                                                         --------------------
                  Comprehensive income                                    $ 5,934     $ 3,048

6.       Income per share

The computation of net income per share is as follows (amounts in thousands, except per share amounts):

                                                                       Three months ended
                                                                            March 31,
                                                                       -------------------
                                                                        2001         2000
                                                                       -------------------
                       Basic net income per share:
                          Net income                                   $ 6,541     $ 3,070
                          Weighted average number of common shares
                          outstanding during the period                 42,683      41,398
                                                                       -------------------
                       Basic net income per share                      $  0.15     $  0.07

                       Diluted net income per share:
                          Net income                                   $ 6,541     $ 3,070
                          Weighted average number of common shares
                          outstanding during the period                 42,683      41,398
                          Dilutive stock options                         1,873       3,445
                                                                       -------------------
                          Total shares for purpose of calculating
                          diluted net income per share                  44,556      44,843
                                                                       -------------------
                       Diluted net income per share                    $  0.15     $  0.07

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements. Such statements include declarations regarding our intent, belief or current expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors in this Quarterly Report on Form 10-Q, as well as the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission and available at their Web site at www.sec.gov.

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

Our business has been growing rapidly. Although we continue to experience significant revenue growth, we cannot assure our stockholders that such growth can be sustained and, therefore, investors should not rely on our past growth as a predictor of future performance. We expect to continue to expand our domestic and international sales and marketing operations, increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities, seek acquisition candidates that will enhance our products and market share, and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. All of these initiatives will increase operating expenses. Thus, our prospects must be considered in light of the risks and difficulties frequently encountered by companies in new and rapidly evolving markets. As a result, while we have achieved profitability, we cannot be certain that we can sustain such profitability. See "Risk Factors".

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the period indicated:

                                                        Three months ended
                                                            March 31,
                                                     ----------------------
                                                       2001           2000
                                                     ----------------------
                  Product and license sales             59%            63%
                  Subscriptions                         25%            21%
                  Professional services                 16%            16%
                                                     ----------------------
                     Total revenues                    100%           100%
                                                     ----------------------

                  Cost of product revenues              11%            14%
                  Cost of subscription and
                    professional service revenues       19%            17%
                  Research and development              14%            17%
                  Sales and marketing                   35%            36%
                  General and administrative             7%             7%
                  Write-off of lease obligation          2%             -
                  Amortization                           1%             1%
                                                     ----------------------
                     Total costs and expenses           89%            92%
                                                     ----------------------

                  Operating income                      11%             8%
                                                     ======================

REVENUES

Our total revenues increased 56% to $61.2 million for the three months ended March 31, 2001 as compared with the same period in the prior year. Product and license sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation at 59% of total revenues for the three month period ended March 31, 2001 and 63% for the corresponding period in 2000. Product sales are generated both through a direct sales force and through channel partners. When our partners generate sales, revenues are recognized when the end user sale has occurred, which is identified through electronic delivery of a software key that is necessary to operate the product.


We continue to add functionality to our SAFEsuite product family, including our vulnerability assessment and intrusion detection products providing both network and host based solutions and our security management applications. In addition, in the second half of 2000 we introduced Nokia RealSecure, an integrated offering of ISS intrusion detection software on a Nokia hardware appliance. These improvements and new offerings provide our customers with more powerful and easier-to-use solutions for security management across the enterprise. In addition to sales of our proprietary software, product licenses and sales include the sales of partner products as a part of our total solution approach whereby we source such products to provide a single solution for our customers.

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Subscription revenues grew 87% from $8.1 million in the three months ended March 31, 2000 to $15.1 million in the three months ended March 31, 2001, increasing from 21% of total revenues in the first quarter of 2000 to 25% of total revenues in the first quarter of 2001. Subscription revenues consist of maintenance, term licenses of product usage and security-monitoring fees for managed services offerings. While all components of subscription revenues grew, the highest growth component was experienced in monitoring fees that comprised 6% of total revenues in the first quarter of 2001. Growing this element of the business has been and remains a focus of ISS.

Professional services revenue increased 53% from $6.4 million for the three months ended March 31, 2000 to $9.8 million for the three months ended March 31, 2001 representing 16% of total revenues in both periods. We continue to build our service capabilities to address the demand from our customers for security consulting and implementation services and for expanded training offerings.

Geographically, we derived our revenues as a percentage of total revenues as follows:

         Americas.................................         73%
         Europe...................................         15%
         Asia/Pacific Rim.........................         12%


COSTS AND EXPENSES

Cost of revenues

Cost of revenues consists of several components. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or directly provision to our customers in providing a single solution source. Costs associated with licensing our products are minor. Costs of product revenues as a percentage of total revenues decreased from 14% for the three months ended March 31, 2000 to 11% for the comparable period in 2001 as sales of partner software and hardware appliances represented a lower percentage of total revenues. There was a conscious effort during the first half of 2000 to eliminate sales of partner products where such sales were not accompanied by the ISS solution methodology that includes professional services or monitoring services.

Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the operations center costs of providing managed security monitoring services and the costs related to consulting and training. These costs represented 17% of total revenues for the three-month period ended March 31, 2000 and increased to 19% for the comparable period in 2001. The percentage increase is a direct result of our significant commitment to our managed security offerings in terms of automated systems, number of managed security operations centers and personnel resources. We also committed resources to continue to build professional services capabilities and more automated technical support programs.


Research and development

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the "X-Force," our internal team of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. We continue to increase these expenditures, as we perceive primary research and product development and managed service offerings as essential ingredients for retaining our leadership position in the market. We also increased the number of our development personnel focused on our best-of-breed products, enterprise applications, managed services offerings and research for future product offerings. Accordingly, research and development expenses increased in absolute dollars from $6.8 million in the three months ended March 31, 2000 to $8.3 million in the three months ended March 31, 2001. These costs decreased as a percentage of total revenues from 17% in the quarter ended March 31, 2000 to 14% in the quarter ended March 31, 2001. We will continue to seek leverage in the research and development area while continuing to invest in the enhancement of current technologies and the development of new technologies.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. In the quarter ended March 31, 2001, sales and marketing expenses were $21.6 million or 35% of total revenues, compared to $14.3 million or 37% of total revenues in the quarter ended March 31, 2000. Sales and marketing expenses increased in total dollars during this period primarily from our larger workforce, which has increased each quarter since March 2000, both domestically and internationally. The slight decrease in sales and marketing expenses as a percentage of total revenues is due to greater levels of productivity achieved by our sales force. We believe that sales force productivity continued to benefit from more experienced sales personnel as well as the heightened interest of the marketplace in our product and services offerings. We expect to continue to create leverage in our sales and marketing efforts through better market segmentation, by focusing our direct sales force, and by expanding the channel as a source of our product sales.

General and administrative

General and administrative expenses in the quarter ended March 31, 2001 increased $1.6 million from the quarter ended March 31, 2000 to $4.5 million, but remained constant at 7% of our total revenues. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services costs and legal, accounting and other professional service fees. The increase in these expenses in absolute dollars is attributable to our efforts, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations, as well as the expansion of our facilities. Since March 2000, we have relocated most of our Atlanta personnel into our new corporate headquarters, incurring expenses associated with the move.

In the quarter ended March 31, 2001, we recorded a $1.1 million write-off of the remaining lease obligation on our previous Atlanta headquarters office space. This non-recurring expense

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


originated in the quarter as available subleased space in the area grew substantially in the quarter as the result of layoffs, closures and consolidations, dimming the prospects of subleasing our old space.

Included in pretax income in the quarter ended March 31, 2001, is a non-recurring other income item of $1.6 million generated from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001. The Company is presently planning for an IPO in Japan of a minority interest in our Asia-Pacific subsidiary later in 2001. This will provide more visibility of this operation in its marketplace as well as generate funds for the expansion of the business in this market. As part of the planning, options were granted in the subsidiary as a means of key employee retention and approximately 2% of the outstanding shares were sold to employees and key partners. The price was established based on a valuation of the company by an independent appraisal firm. The gain represents the difference between proceeds received and the underlying basis in the stock.

We recorded $366,000 of amortization expense in the three months ended March 31, 2001 related to goodwill and intangible assets resulting from acquisitions.

Interest income and foreign currency exchange loss

Net interest income increased from $1,868,000 in the quarter ended March 31, 2000 to $1,958,000 in the comparable quarter of 2001, primarily due to increased amounts of cash invested in interest-bearing securities. The exchange loss of $251,000 in the three months ended March 31, 2001 is a result of fluctuations in currency exchange rates between the U.S. dollar and other currencies, primarily the Japanese Yen and the Euro.

Income taxes

Income tax expense was approximately 36% of pre-tax net income for the quarters ended March 31, 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations in the first three months of 2001 was $16.6 million and included net income of $6.5 million, non-cash depreciation and amortization expense charges of $2.9 million, income tax benefit from employee exercises of stock options of $2.8 million, growth in deferred revenue of $1.9 million; and changes in working capital.

Investing activities in the first three months of 2001 include the purchase of $41.5 million of marketable securities, primarily commercial paper, offset by net proceeds from the maturity of marketable securities of $46.4 million. These assets have quality characteristics similar to cash equivalents except their maturities are longer than three months. We also invested in equipment totaling $9.0 million as we provided existing and new personnel with the computer hardware and software environment necessary to perform their job functions and incurred leasehold improvement costs for our new headquarters.

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)



Our financing activities provided $10.4 million of cash in the quarter ended March 31, 2001, which consisted primarily of proceeds from the exercise of stock options by our employees and from the issuance of common stock through our Employee Stock Purchase Plan.

As of March 31, 2001, we had $148.8 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

Additionally, we have restricted marketable securities of $12.5 million securing a $10 million letter of credit issued in connection with our commitment to a long-term lease of our Atlanta corporate operations.

RISK FACTORS

         Forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to known and unknown risks and uncertainties. Our forward-looking statements should be considered in light of the following important risk factors. Variations from our stated intentions or failure to achieve objectives could cause actual results to differ from those projected in our forward-looking statements. We undertake no obligation to update publicly any forward-looking statements contained in this Quarterly Report on Form 10-Q for any reason, even if new information becomes available or other events occur in the future.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of relatively short-term investments, including commercial paper and overnight repurchase agreements. As of March 31, 2001, $38,314,000 of our securities had maturities beyond 90 days.

                                OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On April 30, 2001, ISS entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Network ICE Corporation, a privately held corporation in San Mateo, California ("Network ICE"). Network ICE is a leading developer of desktop intrusion protection technology and highly scalable security management system. Under the terms of the Merger Agreement, provided the merger is consummated,, ISS will issue approximately 4.3 million common shares for all of the outstanding shares of Network ICE. Additionally, approximately 300,000 shares of ISS common stock will be reserved for future issuance upon exercise of all of the options to purchase Network ICE common shares that will be assumed by ISS in the merger. The transaction has been approved by the board of directors of each company and voting agreements in favor of the transaction have been obtained from sellers representing more than 70% of the outstanding capital stock of Network ICE. The transaction is subject to certain regulatory approvals and customary closing conditions, including approval of the merger by Network ICE shareholders. ISS currently anticipates that the transaction will close in June 2001.

Based on unaudited results for the most recent quarter, Network ICE has an annualized revenue run rate of approximately $14 million. The merger will be accounted for as a purchase and, accordingly, the operating results of Network ICE Corporation will be included in the consolidated financial statements of ISS from the date of closing of the transaction.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         2.1 Agreement and Plan of Merger by and among Internet Security Systems, Inc., ISS Acquisition Corp. II, Network ICE Corporation and certain selling shareholders of Network ICE Corporation dated as of April 30, 2001.

(b)      Reports on Form 8-K.

         ISS filed no reports on Form 8-K during this reporting period.

                         INTERNET SECURITY SYSTEMS, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERNET SECURITY SYSTEMS, INC.
                                         -------------------------------
                                                   (Registrant)



Date:    May 11, 2001           By   /s/ Richard Macchia
     ------------------              ------------------------------------------
                                     Chief Financial Officer
                                     Vice President and Chief Financial Officer

                                By   /s/ Maureen Richards
                                     ------------------------------------------
                                     Corporate Controller