Form 10-Q
period 2001-06-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2001-08-14
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23655

INTERNET SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	58-2362189

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6303 BARFIELD ROAD, ATLANTA, GEORGIA 30328
(Address of principal executive offices)

Registrant’s telephone number, including area code (404) 236-2600

NOT APPLICABLE

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of August 3, 2001

Common Stock, $0.001 par value	47,665,490

		PAGE
		NUMBER

PART I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements:

	Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and June 30, 2000	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

PART II	OTHER INFORMATION

Item 2	Changes in Securities and Use of Proceeds	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 6	Exhibits and Reports on Form 8-K	21

PART I

FINANCIAL INFORMATION

ITEM 1

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$80,619	$66,210

Marketable securities	63,759	65,938

Accounts receivable, less allowance for doubtful accounts of $1,522 and $1,188, respectively	54,478	56,358

Inventory	1,417	2,275

Prepaid expenses and other current assets	9,937	5,717

Total current assets	210,210	196,498

Property and equipment:

Computer equipment	27,936	20,199

Office furniture and equipment	17,815	9,958

Leasehold improvements	12,507	6,609

	58,258	36,766

Less accumulated depreciation	19,157	13,673

	39,101	23,093

Restricted marketable securities	12,500	12,500

Goodwill, less accumulated amortization of $5,003 and $876, respectively	218,237	3,167

Other intangibles, less accumulated amortization of $2,214 and $1,500, respectively	22,151	3,346

Other assets	3,941	1,636

Total assets	$506,140	$240,240

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$9,884	$4,200

Accrued expenses	16,483	15,490

Deferred revenues	44,453	31,675

Total current liabilities	70,820	51,365

Other non-current liabilities	397	486

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $.001 par value, 120,000,000 shares authorized, 47,615,000 and 42,415,000 shares issued and outstanding, respectively	48	42

Additional paid-in capital	424,566	172,985

Deferred compensation	(5,674)	(86)

Accumulated other comprehensive loss	(1,141)	(745)

Retained earnings	17,124	16,193

Total stockholders’ equity	434,923	188,389

Total liabilities and stockholders’ equity	$506,140	$240,240

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Product licenses and sales	$28,088	$26,331	$64,264	$51,109

Subscriptions	15,460	9,537	30,596	17,626

Professional services	8,162	8,349	18,005	14,773

	51,710	44,217	112,865	83,508

Costs and expenses:

Cost of revenues:

Product licenses and sales	3,607	4,442	10,151	9,697

Subscriptions and professional services	13,457	8,597	25,295	15,330

Total cost of revenues	17,064	13,039	35,446	25,027

Research and development	8,940	7,566	17,255	14,368

Sales and marketing	23,913	15,658	45,547	29,942

General and administrative	5,085	3,491	9,596	6,375

Write-off of lease obligation	—	—	1,072	—

Charge for in-process research and development	2,910	—	2,910	—

Amortization of goodwill	3,930	80	4,128	159

Amortization of intangibles and stock based compensation	1,146	168	1,314	337

	62,988	40,002	117,268	76,208

Operating income (loss)	(11,278)	4,215	(4,403)	7,300

Interest income, net	1,792	2,070	3,750	3,938

Other income	—	—	1,638	—

Foreign currency exchange gain (loss)	(31)	95	(282)	(31)

Income (loss) before income taxes	(9,517)	6,380	703	11,207

Provision (benefit) for income taxes	(3,907)	2,299	(228)	4,056

Net income (loss)	$(5,610)	$4,081	$931	$7,151

Basic net income (loss) per share of Common Stock	$(0.13)	$0.10	$0.02	$0.17

Diluted net income (loss) per share of Common Stock	$(0.13)	$0.09	$0.02	$0.16

Weighted average shares:

Basic	44,392	41,882	43,299	41,635

Diluted	44,392	45,203	44,922	45,022

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,

	2001	2000

OPERATING ACTIVITIES

Net income	$931	$7,151

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	5,205	2,953

Amortization of goodwill	4,128	159

Amortization of intangibles and stock based compensation	1,314	337

Accretion of discount on marketable securities	73	(393)

Charge for in-process research and development	2,910	—

Other non-cash items	46	77

Income tax benefit from exercise of stock options	2,022	2,577

Changes in assets and liabilities, excluding the effects of acquisitions:

Accounts receivable	5,127	(11,158)

Inventory	858	(98)

Prepaid expenses and other assets	(4,881)	(2,124)

Accounts payable and accrued expenses	(5,192)	473

Deferred revenues	4,217	6,978

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,758	6,932

INVESTING ACTIVITIES

Acquisitions, net of cash received	2,307	—

Net proceeds from maturity of marketable securities	72,531	56,858

Purchases of marketable securities	(70,425)	(51,757)

Purchases of property and equipment	(20,193)	(5,558)

NET CASH USED IN INVESTING ACTIVITIES	(15,780)	(457)

FINANCING ACTIVITIES

Payments on long-term debt and capital leases	—	(801)

Proceeds from exercise of stock options	12,599	2,901

Proceeds from issuance of common stock	1,228	655

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,827	2,755

Foreign currency impact on cash	(396)	(224)

Net increase in cash and cash equivalents	14,409	9,006

Cash and cash equivalents at beginning of period	66,210	70,090

Cash and cash equivalents at end of period	$80,619	$79,096

SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid	$3	$43

INTERNET SECURITY SYSTEMS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

The accompanying consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2000.

ISS is focused on maintaining the latest security threat and vulnerability checks within existing products and creating new products and services that are consistent with the Company’s goal of providing security management solutions. This approach entails continuous security risk monitoring and response to develop an active and informed network security policy.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of ISS at June 30, 2001 and the consolidated results of its operations and cash flows for the three month and six month periods ended June 30, 2001 and 2000. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Cost of Revenues

Costs of revenues include the costs of products and services. Cost of products represents the cost of product sales, which are incurred upon recognition of the associated product revenues. Cost of services includes the cost of ISS’s technical support group who provide assistance to customers with maintenance agreements, the operations center costs of providing managed services and the costs related to the Company’s professional services and training.

2. Business Combination

On June 5, 2001, ISS completed the acquisition of Network ICE Corporation, a privately held corporation based in San Mateo, California (“Network ICE”). Network ICE is a leading developer of desktop intrusion protection technology and highly scalable security management systems. ISS acquired all of the assets of Network ICE, including all of its plant, equipment and other physical property, which assets will continue to be used in the business of Network ICE. ISS issued approximately 4,311,000 shares of ISS common stock for all of the outstanding Network ICE common stock. ISS also assumed all of the outstanding Network ICE stock options, which totaled approximately 289,000 shares of ISS common stock. Each outstanding share of Network ICE common stock, no par value, and each share of Network ICE common stock issuable upon exercise of outstanding stock options of Network ICE was converted into the right to receive 0.13529 shares of ISS common stock, par value $0.001 per share. The combined total of the common stock issued, options assumed and acquisition costs was approximately $236.4 million based on the average closing price of ISS common stock on the merger agreement date of April 30, 2001 and the two days before and after. Acquisition costs of approximately $8 million consist primarily of financial advisory, legal and accounting fees.

The merger was accounted for as a purchase and, accordingly, the operating results of Network ICE are included in the consolidated financial statements of ISS from the date of acquisition. Substantially all of the aggregate purchase price of $236.4 million was allocated to identified intangibles, including in-process research and development, developed technology, customer relationships, deferred compensation related to stock options assumed and goodwill.

The aggregate purchase price was allocated based on a valuation report from an independent appraisal of the Network ICE intangibles and in-process research and development as follows:

Net liabilities of Network ICE	$(4,020,000)
In-process research and development	2,910,000
Customer Relationships	2,490,000
Technology	17,030,000
Deferred income taxes	(7,418,000)
Deferred compensation	6,231,000
Goodwill	219,199,000

$236,422,000

The tangible assets of Network ICE acquired in the merger consisted primarily of cash, accounts receivable and fixed assets. The liabilities of Network ICE assumed in the merger consisted primarily of accounts payable and accrued expenses and deferred revenue.

In-process research and development of approximately $2.9 million had not reached technological feasibility based on identifiable technological risk factors, which indicated that even though successful completion was expected, it was not assured as of the acquisition date and was immediately charged to operations. Accordingly, under current accounting standards, such amount was expensed.

To determine the value of the developed technology, the expected future cash flow attributable to all existing technology was discounted, taking into account the risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $17 million for developed technology which has reached technological feasibility and therefore was capitalizable. The amount allocated to technology is being amortized over the estimated useful life of 5 years.

Customer relationships were based on the identifiable revenue stream in the future that is related specifically to historical sales made to existing customers. The amount allocated to customer relationships of approximately $2.5 million is being amortized over the estimated useful life of 3 years.

All unvested Network ICE options assumed by ISS were included in the purchase price based on their fair value; however, the portion of the intrinsic value of the unvested options that will be deemed to be earned over the remaining vesting period of those options has been allocated to deferred compensation and will be amortized over the remaining vesting period. The fair value of the options assumed was based on the Black-Scholes option pricing model using the following assumptions: fair market value of the underlying shares, which were based on the average of the closing price of ISS’s common stock on the agreement date of April 30, 2001 and for the two days before and after April 30, 2001; expected life of two years for vested options and five years for unvested options; expected volatility of 1.29; no expected dividend yield; and risk-free interest rate of 5.34%. The value of the deferred compensation of approximately $6.2 million was derived using the guidance of Financial Accounting Standards Board Interpretation number 44.

The purchase price in excess of tangible assets and identifiable intangible assets has been allocated to goodwill totaled approximately $219.2 million and is being amortized over the estimated useful life of 5 years.

The following table summarizes pro forma results of operations as if the acquisition of Network ICE was concluded as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what combined operations would have been if ISS had control of such combined businesses for the periods presented.

The adjustments to the historical data reflect the following (i) amortization of goodwill and intangibles, (ii) write off of in-process research and development, and (iii) deferred stock compensation.

	Six months ended
Amounts in thousands, except per share amounts	June 30,

	2001	2000

Revenue	$118,582	$85,708
Net loss	$(25,517)	$(22,738)
Basic and diluted net loss per share of Common Stock	$(.54)	$(.49)

3. Nonrecurring income and expense items

Included in pretax income in the six months ended June 30, 2001, is a non-recurring other income item of $1.6 million generated from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001 to employees and key partners. The Company is presently planning for an initial public offering (IPO) in Japan of a minority interest in our Asia-Pacific subsidiary later in 2001. An IPO will provide more visibility of this operation in its marketplace as well as generate funds for the expansion of the business in this market. As part of the planning, options were granted in the subsidiary as a means of key employee retention and approximately 2% of the outstanding shares were sold to employees and key partners. The price for the shares and exercise price for options were established based on a valuation of the subsidiary by an independent appraisal firm. The gain represents the difference between proceeds received for the shares sold and the underlying basis in the shares.

In the quarter ended March 31, 2001, the Company recorded a $1.1 million write-off of the remaining lease obligation on vacated Atlanta office space as a result of the relocation of Atlanta personnel to new leased corporate headquarters. This non-recurring expense originated in the first quarter of 2001 as available subleased space in the area grew substantially as the result of layoffs, closures and consolidations, diminishing the prospects of subleasing our old space.

4. Income taxes

The Company recorded a tax benefit of $3.9 million for the quarter ended June 30, 2001 and a tax provision of $3.7 million for the quarter ended March 31, 2001. As required under APB Opinion No. 28, “Interim Financial Reporting,” we have estimated our effective annual income tax rate to be (32)% and provided for taxes on year to date earnings at this rate. As of June 30, 2001, ISS had a net operating loss carryforward of approximately $89 million. The tax benefit of this carryforward will be recorded as additional paid-in-capital as realized. There are also approximately $2.9 million of research and development tax credit carryforwards that expire between 2011 and 2021.

5. Comprehensive income (loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$(5,610)	$4,081	$931	$7,151

Change in cumulative translation adjustment, net of a tax provision (benefit) of $199, ($68), ($143) and $(81), respectively	354	(121)	(253)	(143)

Comprehensive income (loss)	$(5,256)	$3,960	$678	$7,008

6. Income (Loss) per share

The computation of net income (loss) per share is as follows (amounts in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic net income (loss) per share:

Net income (loss)	$(5,610)	$4,081	$931	$7,151

Weighted average number of common shares outstanding during the period	44,392	41,882	43,299	41,635

Basic net income (loss) per share	$(0.13)	$0.10	$0.02	$0.17

Diluted net income (loss) per share:

Net income (loss)	$(5,610)	$4,081	$931	$7,151

Weighted average number of common shares outstanding during the period	44,392	41,882	43,299	41,635

Dilutive stock options	—	3,321	1,623	3,387

Total shares for purpose of calculating diluted net income per share	44,392	45,203	44,922	45,022

Diluted net income (loss) per share	$(0.13)	$0.09	$0.02	$0.16

Options aggregating 1,654,544 for the three months ended June 30, 2001 are not included in the above calculation as they are antidilutive.

7. Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, (“SFAS 142”), Accounting for Goodwill and Other Intangibles”. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise)     for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. Substantially all of the Company’s goodwill balance of $218.2 million as of June 30, 2001, was recorded in June of 2001, in conjunction with the acquisition of Network ICE. The goodwill balance is being amortized over five years. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending December 31, 2002.

ITEM 2

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information, the matters discussed in this Quarterly Report on Form 10-Q may be considered “forward-looking” statements. Such statements include declarations regarding our intent, belief or current expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors in this Quarterly Report on Form 10-Q, as well as the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission and available at their Web site at www.sec.gov.

OVERVIEW

We are a leading global provider of security management solutions for protecting digital business assets. Our continuous lifecycle approach to information security protects distributed computing environments, such as internal corporate networks, inter-company networks and electronic commerce environments, from attacks, misuse and security policy violations, while ensuring the confidentiality, privacy, integrity and availability of proprietary information. We deliver an end-to-end security management solution through our SAFEsuite security management platform coupled with around-the-clock remote security monitoring through our managed services offerings. Our SAFEsuite family of products is a critical element of an active Internet and networking security program within today’s world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. Our managed services offerings currently provide remote management of the industry’s best-of-breed security technology including firewalls, VPNs, anti-virus and URL filtering software, security assessment and intrusion detection systems. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers’ needs and providing professional and managed services.

We generate a majority of our revenues from our SAFEsuite family of products in the form of perpetual licenses and subscriptions, and sales of best-of-breed technology products developed by our partners. We recognize perpetual license revenues from ISS developed products upon delivery of software or, if the customer has evaluation software, delivery of the software key and issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts are billable. Product sales consist of (i) appliances sold in conjunction with ISS licensed software and (ii) software developed by third-party suppliers, combined in some instances with associated hardware appliances and supplier maintenance services. These sales are recognized upon shipment to the customer.

Annual renewable maintenance is a separate component of each perpetual license agreement for ISS products, with revenue recognized ratably over the maintenance term. Subscription revenues include maintenance, term licenses, and managed service arrangements. Term licenses allow customers to use our products and receive maintenance coverage for a specified period, generally 12 months. We recognize revenues from these term agreements ratably over the subscription term. Security monitoring services of information assets and systems are part of managed services and revenues are recognized as such services are provided. Professional services revenues include consulting services and training. Consulting services, typically billed on a fixed price or time-and-materials basis, assist in the successful deployment of our products within customer networks, the development of customers’ security policies and the assessment of security policy decisions. We recognize such professional services revenues as the related services are rendered.

We believe that our total solutions approach will grow each of our revenue categories. This includes our products and managed services offerings, as well as maintenance and professional services and training. While we expect the expansion of these product and service offerings to originate primarily from internal development, our strategy includes acquiring products, technologies and service capabilities that fit within our strategy and that potentially accelerate the timing of the commercial introduction of such products and technologies.

We have experienced significant revenue growth year-after-year, although our most recent quarter ended June 30, 2001 represented a decrease from the previous quarter ended March 31, 2001. This was our first quarterly decrease over the last five years in measuring sequential quarterly revenues. Many factors effect financial performance, and past performance is no assurance of similar future performance. We expect, in the long-term, to continue to expand our domestic and international sales and marketing operations; increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities; seek acquisition candidates with products, technologies or services capabilities complimentary to our solutions; and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. However, due to the decrease in revenues for the quarter ended June 30, 2001, we are resizing our operations during the third quarter of 2001, resulting in personnel reductions and expected decreases in various operating expenses, with emphasis also on controlling discretionary spending and capital expenditures. While we believe in the long-term success of our business solutions, our prospects must be considered in light of the recent experience, risks and difficulties that are frequently encountered by companies in new and rapidly evolving markets. See “Risk Factors”.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Product licenses and sales	54%	60%	57%	61%

Subscriptions	30%	21%	27%	21%

Professional services	16%	19%	16%	18%

Total revenues	100%	100%	100%	100%

Cost of product licenses and sales	7%	10%	9%	12%

Cost of subscriptions and professional services	26%	19%	22%	18%

Research and development	17%	17%	15%	17%

Sales and marketing	46%	35%	40%	36%

General and administrative	10%	8%	9%	8%

Write-off of lease obligation	—	—	1%	—

Charge for in-process research and development	6%	—%	3%	—

Amortization of goodwill	8%	—	4%	—

Amortization of intangibles and stock based compensation	2%	1%	1%	—
Total costs and expenses	122%	90%	104%	91%

Operating income (loss)	(22)%	10%	(4)%	9%

REVENUES

Our total revenues increased 17% to $51.7 million for the three months ended June 30, 2001 and 35% to $112.9 million for the six months ended June 30, 2001 as compared with the same periods in the prior year. Product and license sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation at 54% of total revenues for the three month period ended June 30, 2001 as compared to 60% for the corresponding period in 2000. Product licenses and sales represented 57% of total revenues for the six-month period ended June 30, 2001 as compared to 61% for the same period in 2000. The decrease in product and license sales as a percentage of total revenues is due primarily to a decrease in the size of larger license sales and, to a lesser degree, the overall level of sales of third-party products in the quarter ended June 30, 2001.

License sales are generated both through a direct sales force and through resellers. When our resellers generate sales, revenues are recognized when the end user sale has occurred, which is identified through electronic delivery of a software key that is necessary to operate the product.

Our results were impacted by customers’ reduced technology spending in our core markets in the Americas and EMEA (Europe, Middle East and Africa) theatres. Even though we saw a continued strong level of customer licensing of our products, the quarter was characterized primarily by larger potential sales either reducing in size or deferred into future periods. Additionally, we made several changes that impacted the level of sales of third-party products. We modified our agreement with Nokia, a maker of appliances that work in conjunction with ISS RealSecure software and certain Checkpoint software. We previously purchased and resold these Nokia appliances with ISS RealSecure software, but now the sale of the Nokia appliances occurs primarily through Nokia resellers, with the sale of ISS RealSecure software directly by us or through our resellers to our customers. This change lowered our sales because the

Nokia appliances component of sales is now occurring through Nokia resellers. Additionally, it impacted sales by our direct sales force of Checkpoint solutions that include the Nokia appliance, which now occur through Nokia resellers. Importantly, this movement away from direct sales of third party products was a conscious effort on the part of our sales management to simplify our business by focusing on our own ISS solutions. The business of selling third party products arose from our Netrex acquisition in 1999. Although we have de-emphasized sales of third party products, we continue it as part of our managed security services offerings.

With reduced spending in the Americas and continued international geographic expansion, second quarter Americas revenues grew over the comparable period in 2000, but represent a smaller percentage of total revenues. In the second quarter of 2001, 72% of our revenues were generated from customers in the Americas, while 15% were generated from EMEA customers and 13% from Asia and Pacific Rim customers. This compares to 81% in the Americas, 12% in EMEA and 8% in the Asia and Pacific Rim for the second quarter of 2000.

We continue to add functionality to our SAFEsuite product family, including our vulnerability assessment, intrusion detection products, providing both network and host based solutions, and our security management applications. In the second quarter of 2001, the acquisition of Network ICE added desktop intrusion detection and highly scalable security management systems to the family. Additionally, we announced our pervasive protection platform strategy to converge intrusion detection and security assessment technologies into one system for enhanced accuracy and simplified management. In the quarter, we released RealSecure 6.0, one of the first releases under this pervasive protection platform strategy. These improvements and new offerings provide our customers with more powerful and easier-to-use solutions for security management across the enterprise.

Subscription revenues grew 62% from $9.5 million in the three months ended June 30, 2000 to $15.5 million in the three months ended June 30, 2001. This represents an increase from 21% of total revenues in the second quarter of 2000 to 30% of total revenues in the second quarter of 2001. On a year to date basis, subscriptions revenue represented 27% of total revenues in the six months ended June 30, 2001 as compared to 21% in the six months ended June 30, 2000. Subscription revenues consist of maintenance, term licenses of product usage and security-monitoring fees for managed services offerings. While all components of subscription revenues grew, the increase was primarily due to maintenance, the largest component, and managed services, which had the highest growth percentage growth. Managed services, a relatively newer business for us, grew to 6% of total revenues in the second quarter of 2001.

Professional services revenue decreased 2% from $8.3 million for the three months ended June 30, 2000 to $8.2 million for the three months ended June 30, 2001, representing 16% of total revenues for the quarter ended June 30, 2001 as compared to 19% for the corresponding quarter in 2000. For the six months ended June 30, 2001 professional services revenue increased 22% from $14.8 million for the six months ended June 30, 2000 to $18.0 million for the six months ended June 30, 2001. The decrease in the second quarter comparison is further evidence of reduced customer spending in our core markets as entities curtailed these discretionary costs in the quarter. We have reviewed our consulting and training offerings and adjusted our corresponding headcount to address the demand from our customers in the current environment.

COSTS AND EXPENSES

Cost of revenues

Cost of revenues consists of several components. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or directly sell to our customers in providing a single solution source. Costs associated with licensing our products are minor. Costs of product revenues as a percentage of total revenues decreased from 10% for the three months ended June 30, 2000 to 7% for the comparable period in 2001. For the six months ended June 30, 2001, cost of product revenues represented 9% of total revenues as compared to 12% in the corresponding period of 2000. As explained in our discussion of license and product sales revenues, this reduction was the result of an effort to change the way that Nokia appliances are sold in connection with our RealSecure software as well as a reduced interest in sales of third party products.

Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to consulting and training. These costs represented 19% of total revenues for the three month period ended June 30, 2000 and increased to 26% for the comparable period in 2001. On a year-to-date basis, these costs represented 18% of total revenues for the six months ended June 30, 2000 and 22% for the six months ended June 30, 2001. The percentage increase is partially the result of investment in automated systems and personnel resources for our Asia/Pacific SOC for contracted business scheduled to begin in the third quarter and in our United States SOC to handle anticipated growth. We also added professional services capabilities and more automated technical support programs over the last year. With the decrease in professional services revenues in the second quarter of 2001, we have taken actions to reduce personnel in the consulting and training groups to achieve appropriate gross margins at lower expected revenue levels.

Research and development

Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the “X-Force,” our internal team of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. We continue to increase these expenditures, as we perceive primary research and product development and managed service offerings as essential ingredients for retaining our leadership position in the market. We also increased the number of our development personnel focused on our best-of-breed products, enterprise applications, managed services offerings and research for future product offerings, including the addition of approximately 20 engineers from the June 2001 Network ICE acquisition. Accordingly, research and development expenses increased from $7.6 million in the three months ended June 30, 2000 to $8.9 million in the three months ended June 30, 2001, but remained constant as a percentage of total revenues at 17%. On a year-to-date basis, research and development expenses increased from $14.4 million in the six months ended June 30, 2000 to $17.3 million in the six months ended June 30, 2001. As a percentage of revenues, these costs decreased from 17% for the six months ended June 30, 2000 to 15% for the six months ended June 30, 2001. We have begun to integrate the Network ICE technologies into our technologies under the leadership of our Vice President of Engineering and Development, the former chief executive officer of Network ICE.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. In the quarter ended June 30, 2001, sales and marketing expenses were $23.9 million or 46% of total revenues, compared to $15.7 million or 35% of total revenues in the quarter ended June 30, 2000. For the six months ended June 30, sales and marketing expenses increased from $29.9 million in 2000 to $45.5 million in 2001 and as a percentage of revenues from 36% in 2000 to 40% in 2001. Sales and marketing expenses increased in total dollars during these periods primarily from our larger workforce, which has grown each quarter of 2000 and 2001, both domestically and internationally. Sales and marketing expenses as a percentage of total revenues had approximated between 35% and 36% each quarter from the first quarter of 2000 until the second quarter of 2001. The increase in the second quarter of 2001 to 46% was due largely to a level of license revenues in the quarter below expectations. Actions have begun in the third quarter of 2001 to reduce sales and marketing personnel, and fully integrate the Network ICE team, to better match current revenue expectations.

General and administrative

General and administrative expenses in the quarter ended June 30, 2001 increased $1.6 million from the quarter ended June 30, 2000 to $5.1 million, and increased from 8% of total revenues in the second quarter of 2000 to 10% in the second quarter of 2001. For the six months ended June 30, general and administrative expenses remained constant as a percentage of revenues at 8% in both 2000 and 2001. General and administrative expenses consist of: personnel-related costs for executive, administrative, finance and human resources; information systems and other support services costs; and legal, accounting and other professional service fees. The increase in these expenses is attributable to our efforts, through additional employees and systems, to enhance management’s ability to obtain and analyze information about our domestic and international operations and to support a larger employee base. Expenses in this area are being reduced as the organization is matched to the current spending environment.

In the quarter ended March 31, 2001, we completed the relocation of our Atlanta personnel into our new corporate headquarters, incurring expenses associated with the move and also recording a $1.1 million write-off of the remaining lease obligation on our previous Atlanta headquarters office space. This non-recurring expense originated in the first quarter of 2001, as available subleased space in the area grew substantially in the quarter as the result of layoffs, closures and consolidations, dimming the prospects of subleasing our old space.

Charge for in-process research and development and amortization

Expenses for the three month and six month periods ended June 30, 2001 included a $2.9 million charge for the write-off of in-process research and development costs associated with the Network ICE acquisition in June 2001. In-process research and development had not reached technological feasibility based on identifiable technological risk factors which indicated that even though successful completion was expected, it was not assured at the acquisition date and was immediately charged to operations.

Amortization of intangibles and stock-based compensation totaled $1.1 million for the quarter ended June 30, 2001. Amortization of other intangibles includes amortization of technology and customer relationships. Such amounts aggregated approximately $547,000 in the quarter ended June 30, 2001 and also include amortization of compensation charges related to unvested stock options of approximately $599,000 in the quarter ended June 30, 2001. All unvested Network ICE options assumed by ISS were included in the purchase price based on their fair value; however, the portion of the intrinsic value of the unvested options that was deemed to be earned over the remaining vesting period of those options has been allocated to deferred compensation and will be amortized over the remaining vesting period.

Goodwill amortization for the quarter ended June 30, 2001 was $3.9 million. For the remainder of 2001, we will have quarterly expenses associated with the amortization of goodwill of approximately $13 million. Under the recently issued Financial Accounting Standards for Business Combinations and Goodwill and Other Intangibles, goodwill will no longer be amortized but subject to at least annual tests for impairment.

Other income

Included in pretax income for the six months ended June 30, 2001 is a non-recurring other income item of $1.6 million generated from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001 to employees and key partners. The Company is presently planning for an initial public offering (IPO) in Japan of a minority interest in our Asia-Pacific subsidiary later in 2001. An IPO will provide more visibility of this operation in its marketplace as well as generate funds for the expansion of the business in this market. As part of the planning, options were granted in the subsidiary as a means of key employee retention and approximately 2% of the outstanding shares were sold to employees and key partners. The price for the shares and exercise price for options was established based on a valuation of the subsidiary by an independent appraisal firm. The gain represents the difference between proceeds received and the underlying basis in the stock.

Net interest income decreased from $2.1 million in the quarter ended June 30, 2000 to $1.8 million in the comparable quarter of 2001, primarily due to declining interest rates.

Income taxes

Income tax benefit was approximately 41% of pre-tax net loss for the quarter ended June 30, 2001 and 32% of pre-tax net income for the six months ended June 30, 2001. This compares with income tax expense of 36% of pre-tax net income for the quarter and six month periods ended June 30, 2000. Under APB Opinion No. 28, “Interim Financial Reporting”, we are required to estimate the annual effective income tax rate each time an interim report is issued. As of March 31, 2001, we estimated the annual effective income tax rate for the calendar year 2001 to be 36%. As a result of the acquisition of Network ICE during the second quarter of 2001, we will be expensing approximately $26.3 million of goodwill amortization during the calendar year 2001 that will not be deductible for income tax purposes. Because of this non-deductible amortization, we now expect the annual effective income tax rate for the 2001 calendar year to be (32)% of pre-tax net income or loss.

Net Income (loss)

We recorded a net loss of $5.6 million or $.13 loss per share in the quarter ended June 30, 2001 compared to net income of $4.1 million or $.09 per share in the comparable period in 2000. The net income of $931,000 for the six months ended June 30, 2001 also decreased significantly from $7.1 million for the comparable period in 2000. The decrease was partially due to the non-cash charges related to the June 2001 acquisition of Network ICE and was partially due to lower revenues in the second quarter of 2001 than anticipated. We had anticipated that revenues would continue to grow on a sequential quarterly basis, which did not happen. Since our expense base continued to grow to handle anticipated revenue growth, we experienced a loss even if the non-cash acquisition related charges are excluded. We have undertaken a resizing of our expense base in light of the current macro economic spending environment in an effort to restore the profitability of the Company, if you exclude the impact of non-cash acquisition related amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations in the first six months of 2001 was $16.8 million. It included net income of $931,000, depreciation of $5.2 million, acquisition related amortization and in-process research and development write off of $7.8 million, and an income tax benefit from employee exercises of stock options of $2.0 million.

Investing activities in the first six months of 2001 include the purchase of $70.4 million of marketable securities, primarily commercial paper, offset by net proceeds from the maturity of marketable securities of $72.5 million. These assets have quality characteristics similar to cash equivalents except their maturities are longer than three months. We also invested in equipment totaling $9.0 million as we provided existing and new personnel with the computer hardware and software environment necessary to perform their job functions and incurred leasehold improvement costs for our new headquarters.

Our financing activities provided $13.8 million of cash in the six months ended June 30, 2001, which consisted primarily of proceeds from the exercise of stock options by our employees and also from the issuance of common stock through our Employee Stock Purchase Plan.

As of June 30, 2001, we had $144.4 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

Additionally, we have restricted marketable securities of $12.5 million securing a $10 million letter of credit issued in connection with our commitment to a long-term lease of our Atlanta corporate facilities.

RISK FACTORS

Forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to known and unknown risks and uncertainties. Our forward-looking statements should be considered in light of the following important risk factors. Variations from our stated intentions or failure to achieve objectives could cause actual results to differ from those projected in our forward-looking statements. Except as otherwise required by law, we undertake no obligation to update publicly any forward-looking statements contained in this Quarterly Report on Form 10-Q for any reason, even if new information becomes available or other events occur in the future.

We Have Only Recently Achieved Profitability

     We began operations in 1994 and achieved profitability beginning in 1999 and continuing through the first quarter of 2001. While we attribute the loss in the second quarter of 2001 (excluding amortization and charges associated with the Network ICE acquisition) primarily to customers’ reduced technology spending in our core markets, we also recognize that we operate in a new and rapidly evolving market and must, among other things:

•	respond to competitive developments;

•	continue to upgrade and expand our product and services offerings; and

•	continue to attract, retain and motivate our employees.

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

Our Future Operating Results Will Likely Fluctuate Significantly

     As a result of our limited operating history, we cannot predict our future revenues and operating results. However, we do expect our future revenues and operating results to fluctuate due to a combination of factors, including:

•	the growth in the acceptance of, and activity on, the Internet and the World Wide Web, particularly by corporate, institutional and government users;

•	the extent to which the public perceives that unauthorized access to and use of online information are threats to network security;

•	the volume and timing of orders, including seasonal trends in customer purchasing and customer budgetary priorities;

•	our ability to develop new and enhanced product and managed service offerings and expand our professional services capabilities;

•	our ability to provide scalable managed services offerings through our partners in a cost effective manner;

•	foreign currency exchange rates that affect our international operations;

•	product and price competition in our markets;

•	general economic conditions, both domestically and in our foreign markets; and.

•	adequacy of personnel resources to fulfill sales.

     We increasingly focus our efforts on sales of enterprise-wide security solutions, which consist of our entire product suite and related professional services, and managed security services, rather than on the sale of component products. As a result, each sale may require additional time and effort from our sales and support staff. In addition, the revenues associated with particular sales vary significantly depending on the number of products licensed by a customer, the number of devices used by the customer and the customer’s relative need for our professional services. Large individual sales, or even small delays in customer orders, can cause significant variation in our revenues and results of operations for a particular period. The timing of orders is usually difficult to predict and, like many software and services companies, many of our customers typically complete transactions in the last month of a quarter.

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

     We Must Attract and Retain Adequate Personnel Resources

     We endeavor to employ personnel resources to correspond with our expected future revenues. We are reducing personnel resources in the third quarter of 2001 to reflect our expected revenues in the near-term. Personnel resources could be insufficient to fulfill unanticipated demand and we believe our future success in an improving market will depend in part on our ability to recruit and retain highly skilled engineering, technical, consulting, marketing, sales and management personnel. To accomplish this, we believe we must continue to provide competitive compensation, including stock options that may require additional stockholder approval for increased availability. Without sufficient available stock options, our ability to attract and retain personnel may be impaired.

     We Face Intense Competition in Our Market

     The market for network security monitoring, detection and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within one of five categories:

•	internal information technology departments of our customers and the consulting firms that assist them in formulating security systems;

•	relatively smaller software companies offering relatively limited applications for network and Internet security;

•	large companies, including Symantec Corp., Cisco Systems, Inc., Network Associates, Inc. and Bindview Development Corp., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

•	software or hardware companies like Cisco Systems, Inc. that could integrate features that are similar to our products into their own products; and

•	small and large companies with competitive offerings to components of our managed services offerings.

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

     We Face Rapid Technological Change in Our Industry and Frequent Introductions of New Products

     Rapid changes in technology pose significant risks to us. We do not control nor can we influence the forces behind these changes, which include:

•	the extent to which businesses and others seek to establish more secure networks;

•	the extent to which hackers and others seek to compromise secure systems;

•	evolving computer hardware and software standards;

•	changing customer requirements; and

•	frequent introductions of new products and product enhancements.

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

     The techniques computer hackers use to gain unauthorized access to, or to sabotage, networks and intranets are constantly evolving and increasingly sophisticated. Furthermore, because new hacking techniques are usually not recognized until used against one or more targets, we are unable to anticipate most new hacking techniques. To the extent that new hacking techniques harm our customers’ computer systems or businesses, affected customers may believe that our products are ineffective, which may cause them or prospective customers to reduce or avoid purchases of our products.

Risks Associated with Our Global Operations

     The expansion of our international operations includes our presence in dispersed locations throughout the world, including throughout Europe and the Asia/Pacific and Latin America regions. Our international presence and expansion exposes us to risks not present in our U.S. operations, such as:

•	the difficulty in managing an organization spread over various countries located across the world;

•	unexpected changes in regulatory requirements in countries where we do business;

•	excess taxation due to overlapping tax structures;

•	fluctuations in foreign currency exchange rates; and

•	export license requirements and restrictions on the export of certain technology, especially encryption technology and trade restrictions.

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

We Depend on Our Intellectual Property Rights and Use Licensed Technology

     We rely primarily on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have seventeen patent applications under review. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining our technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of relatively short-term investments, including commercial paper and overnight repurchase agreements. As of June 30, 2001, $38,314,000 of our securities had maturities beyond 90 days.

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with our acquisition of Network ICE Corporation, which closed on June 5, 2001, we issued an aggregated of approximately 4,311,000 shares of ISS common stock in exchange for all of the issued and outstanding shares of Network ICE common stock. We also reserved approximately 289,000 additional shares of ISS common stock for issuance upon exercise of outstanding stock options that were assumed in the acquisition. No underwriters were used in the transaction and the recipients of ISS common stock were the shareholders of Network ICE. The shares of ISS common stock were issued pursuant to an exemption under section 3(a)(10) of the Securities Act of 1933, as amended. The shares of ISS common stock were issued following a public fairness hearing conducted before the State of California Department of Corporations on May 31, 2001, resulting in ISS obtaining a permit to issue the shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Internet Security Systems, Inc. was held on Wednesday, May 23, 2001.

The following two directors were elected to serve a three-year term ending in the year 2004: (a) Robert E. Davoli, 38,453,655 votes for and 50,792 votes withheld, and (b) Christopher W. Klaus 38,233,785 votes for and 270,662 votes withheld.

Our Restated 1995 Stock Incentive Plan was amended to increase by 3,000,000 shares the number of shares available for issuance under the Plan, and to increase to 4% the annual automatic increase of shares available for issuance under the Plan, subject to an annual 2,600,000 share maximum. The vote was as follows: (a) Voting For: 24,224,268, (b) Voting Against: 11,163,031, (c) Abstentions: 13,414. There were 3,1073,734 broker non-votes for purposes of this proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

21.1	Subsidiaries of the Registrant

(b)	Reports on Form 8-K.

ISS filed a report on Form 8-K on June 8, 2001 with respect to the acquisition of Network ICE Corporation.

INTERNET SECURITY SYSTEMS, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.

(Registrant)

Date:	August 14, 2001	By	/s/ Richard Macchia

Chief Financial Officer Vice President and Chief Financial Officer

		By	/s/ Maureen Richards

Corporate Controller