Form 10-Q
period 2001-09-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2001-11-14
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

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

Yes       No

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of November 5, 2001

Common Stock, $0.001 par value	47,784,423

PART I

FINANCIAL INFORMATION
ITEM 1
INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$87,823	$66,210

Marketable securities	58,398	65,938

Accounts receivable, less allowance for doubtful accounts of $1,942 and $1,188, respectively	58,334	56,358

Inventory	2,128	2,275

Prepaid expenses and other current assets	9,970	5,717

Total current assets	216,653	196,498

Property and equipment:

Computer equipment	30,143	20,199

Office furniture and equipment	18,321	9,958

Leasehold improvements	16,284	6,609

	64,748	36,766

Less accumulated depreciation	22,087	13,673

	42,661	23,093

Restricted marketable securities	12,500	12,500

Goodwill, less accumulated amortization of $16,472 and $876, respectively	207,968	3,167

Other intangibles, less accumulated amortization of $3,442 and $1,500, respectively	20,924	3,346

Other assets	5,750	1,636

Total assets	$506,456	$240,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,157	$4,200

Accrued expenses	14,242	15,490

Deferred revenues	48,295	31,675

Total current liabilities	65,694	51,365

Other non-current liabilities	1,518	486

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $.001 par value, 120,000,000 shares authorized, 47,708,000 and 42,415,000 shares issued and outstanding, respectively	48	42

Additional paid-in capital	431,096	172,985

Deferred compensation	(2,869)	(86)

Accumulated other comprehensive loss	(67)	(745)

Retained earnings	11,036	16,193

Total stockholders’ equity	439,244	188,389

Total liabilities and stockholders’ equity	$506,456	$240,240

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Product licenses and sales	$27,435	$31,770	$91,699	$82,879

Subscriptions	17,663	10,938	48,259	28,564

Professional services	7,636	9,079	25,641	23,852

	52,734	51,787	165,599	135,295

Costs and expenses:

Cost of revenues:

Product licenses and sales	1,401	6,525	11,552	16,222

Subscriptions and professional services	12,788	9,884	38,083	25,214

Total cost of revenues	14,189	16,409	49,635	41,436

Research and development	9,276	8,449	26,531	22,817

Sales and marketing	23,449	17,406	68,996	47,348

General and administrative	5,509	3,429	15,105	9,804

Write-off of lease obligation	—	—	1,072	—

Charge for in-process research and development	—	—	2,910	—

Amortization of goodwill	11,393	41	15,597	41

Amortization of intangibles and stock based compensation	2,213	248	3,451	744

	66,029	45,982	183,297	122,190

Operating income (loss)	(13,295)	5,805	(17,698)	13,105

Interest income, net	1,524	2,253	5,274	6,191

Minority interest	(156)	—	(156)	—

Other income, including Japan IPO gain	13,620	—	15,258	—

Foreign currency exchange loss	(163)	(463)	(445)	(494)

Income before income taxes	1,530	7,595	2,233	18,802

Provision for income taxes	7,618	2,740	7,390	6,796

Net income (loss)	$(6,088)	$4,855	$(5,157)	$12,006

Basic net income (loss) per share of Common Stock	$(0.13)	$0.12	$(0.12)	$0.29

Diluted net income (loss) per share of Common Stock	$(0.13)	$0.11	$(0.12)	$0.27

Weighted average shares:

Basic	47,693	41,984	44,764	41,752

Diluted	47,693	45,099	44,764	45,039

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,

	2001	2000

OPERATING ACTIVITIES

Net income	$(5,157)	$12,006

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	8,135	4,358

Amortization of goodwill	15,597	279

Amortization of intangibles and stock based compensation	3,451	504

Accretion of discount on marketable securities	175	(1,309)

Charge for in-process research and development	2,910	—

Other non-cash items	67	117

Income tax benefit from exercise of stock options	9,398	4,985

Gain on IPO of Japan subsidiary	(13,620)	—

Changes in assets and liabilities, excluding the effects of acquisitions:

Accounts receivable	1,271	(14,845)

Inventory	147	(919)

Prepaid expenses and other assets	(6,723)	(2,195)

Accounts payable and accrued expenses	(4,937)	5,782

Deferred revenues	8,059	8,441

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,773	17,204

INVESTING ACTIVITIES

Acquisitions, net of cash received	(7,495)	(1,262)

Net proceeds from maturity of marketable securities	105,492	45,861

Purchases of marketable securities	(98,127)	(98,529)

Purchases of property and equipment	(26,683)	(9,212)

Gain on IPO of Japan subsidiary	(13,620)	—

NET CASH USED IN INVESTING ACTIVITIES	(13,193)	(63,142)

FINANCING ACTIVITIES

Payments on long-term debt and capital leases	—	(827)

Proceeds from exercise of stock options	13,105	3,681

Proceeds from issuance of common stock	2,250	1,633

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,355	4,487

Foreign currency impact on cash	678	(46)

Net increase in cash and cash equivalents	21,613	(41,497)

Cash and cash equivalents at beginning of period	66,210	70,090

Cash and cash equivalents at end of period	$87,823	$28,593

SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid	$—	$50

INTERNET SECURITY SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

     The accompanying consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2000.

     ISS is focused on maintaining the latest security threat and vulnerability checks within existing products and creating new products and services that are consistent with the Company’s mission of providing security management solutions. This approach entails continuous security risk monitoring and response to develop an active and informed network security policy.

     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of ISS at September 30, 2001 and the consolidated results of its operations and cash flows for the three month and nine month periods ended September 30, 2001 and 2000. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

INTERNET SECURITY SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

2. Business Combination

     On June 5, 2001, ISS completed the acquisition of Network ICE Corporation, a privately held corporation based in San Mateo, California (“Network ICE”). Network ICE is a leading developer of desktop intrusion protection technology and highly scalable security management systems. ISS acquired all of the assets of Network ICE, including all of its plant, equipment and other physical property, which assets will continue to be used in the business of Network ICE. ISS issued approximately 4,311,000 shares of ISS common stock for all of the outstanding Network ICE common stock. ISS also assumed all of the outstanding Network ICE stock options, which totaled approximately 289,000 shares of ISS common stock. Each outstanding share of Network ICE common stock, no par value, and each share of Network ICE common stock issuable upon exercise of outstanding stock options of Network ICE was converted into the right to receive 0.13529 shares of ISS common stock, par value $0.001 per share. The combined total of the common stock issued, options assumed and acquisition costs was approximately $237.6 million based on the average closing price of ISS common stock on the merger agreement date of April 30, 2001 and the two days before and after. Acquisition costs of approximately $8 million consist primarily of financial advisory, legal and accounting fees.

     The merger was accounted for as a purchase and, accordingly, the operating results of Network ICE are included in the consolidated financial statements of ISS from the date of acquisition. Substantially all of the aggregate purchase price of $237.6 million was allocated to identified intangibles, including in-process research and development, developed technology, customer relationships, deferred compensation related to stock options assumed and goodwill.

     The aggregate purchase price was allocated based on a valuation report from an independent appraisal of the Network ICE intangibles and in-process research and development as follows:

Net liabilities of Network ICE	$(4,020,000)

In-process research and development	2,910,000

Customer relationships	2,490,000

Technology	17,030,000

Deferred income taxes	(7,418,000)

Deferred compensation	6,231,000

Goodwill	220,398,000

$237,621,000

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

     To determine the value of the developed technology, the expected future cash flow attributable to all existing technology was discounted, taking into account the risks related to the characteristics and applications of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $17 million for developed technology, which has reached technological feasibility and therefore was capitalizable. The amount allocated to technology is being amortized over the estimated useful life of 5 years.

INTERNET SECURITY SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

     The purchase price in excess of tangible assets and identifiable intangible assets has been allocated to goodwill and totaled approximately $219.2 million and is being amortized over the estimated useful life of 5 years. The following table summarizes pro forma results of operations as if the acquisition of Network ICE was concluded as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what combined operations would have been if ISS had control of such combined businesses for the periods presented.

     The adjustments to the historical data reflect the following (i) amortization of goodwill and intangibles, (ii) write off of in-process research and development, and (iii) deferred stock compensation.

	Nine months ended
	September 30,

Amounts in thousands, except per share amounts	2001	2000

Revenue	$171,361	$141,361

Net loss	$(31,545)	$(30,909)

Basic and diluted net loss per share of Common Stock	$(.66)	$(.67)

3. Nonrecurring income and expense items

     Pretax income for the three and nine months ended September 30, 2001 includes a subsidiary IPO gain of $13,620,000 from an initial public offering on the Japan over-the-counter market by the Company’s subsidiary responsible for Asia and Pacific Rim operations. Proceeds of the IPO were retained by the subsidiary. Pretax income for the nine months ended September 30, 2001, also includes a non-recurring other income item of $1.6 million generated from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001 to employees and key partners. The IPO will provide more visibility of this operation in its marketplace and has provided funds for the expansion of the business in this market. In anticipation of the IPO, options for approximately 2% of the subsidiary’s stock were granted as a means of key employee retention. The price for the shares and exercise price for options were established based on a valuation of the subsidiary by an independent appraisal firm. The gains reported on the IPO and the previous sale of shares represents the difference between proceeds received for the shares sold and the underlying basis in the shares, less the minority interest in such gains.

     In the quarter ended March 31, 2001, the Company recorded a $1.1 million write-off of the remaining lease obligation on vacated Atlanta office space as a result of the relocation of Atlanta personnel to new leased corporate headquarters. This non-recurring expense originated in the first quarter of 2001 as available subleased space in the area grew substantially as the result of layoffs, closures and consolidations, diminishing the prospects of subleasing the old space.

4. Income taxes

     The Company recorded a tax provision of $7.6 million for the quarter ended September 30, 2001 and a tax provision of $7.4 million for the nine months ended September 30, 2001. As required under APB Opinion No. 28, “Interim Financial Reporting,” the Company has estimated its effective annual income tax rate to be (20)% and provided for taxes on year to date earnings from normal operations at this rate. The Company accrued an additional tax provision of 36% of the gain from the IPO of the Japan subsidiary to provide for taxes payable upon the distribution of funds to the Company. As of September 30, 2001, ISS had a net operating loss carryforward of approximately $89 million. The tax benefit of this carryforward will be recorded as additional paid-in-capital as realized. There are also approximately $3.0 million of research and development tax credit carryforwards that expire between 2011 and 2021.

5. Comprehensive income (loss)

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$(6,088)	$4,855	$(5,157)	$12,006

Change in cumulative translation adjustment, net of a tax provision (benefit) of $387, $64, $244 and ($17), respectively	687	114	434	(63)

Comprehensive income (loss)	$(5,401)	$4,969	$(4,723)	$11,943

INTERNET SECURITY SYSTEMS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

6. Income (Loss) per share

     The computation of net income (loss) per share is as follows (amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic net income (loss) per share:

Net income (loss)	$(6,088)	$4,855	$(5,157)	$12,006

Weighted average number of common shares outstanding during the period	47,693	41,984	44,764	41,752

Basic net income (loss) per share	$(0.13)	$0.12	$(0.12)	$0.29

Diluted net income (loss) per share:

Net income (loss)	$(6,088)	$4,855	$(5,157)	$12,006

Weighted average number of common shares outstanding during the period	47,693	41,984	44,764	41,752

Dilutive stock options	—	3,115	—	3,287

Total shares for purpose of calculating diluted net income per share	47,693	45,099	44,764	45,039

Diluted net income (loss) per share	$(0.13)	$0.11	$(0.12)	$0.27

Options aggregating 881,461 and 1,343,884 for the three months and nine months ended September 30, 2001, respectively, are not included in the above calculation as they are antidilutive.

7. Recent Accounting Pronouncements

     In July, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, (“SFAS 142”), “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. Substantially all of the Company’s goodwill balance of $208.0 million as of September 30, 2001, was recorded in June of 2001, in conjunction with the acquisition of Network ICE. The goodwill balance is being amortized over five years. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending December 31, 2002.

8. Contingencies

     Beginning on September 28, 2001, the Company and certain of its officers and directors were named as defendants in several lawsuits alleging violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10(b)-5, thereunder. As of this time, four such actions have been filed in the United States District Court for the Northern District of Georgia. The complaints, which are substantially similar in nature, purport to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through July 2, 2001 (the “Class Period”). The complaints generally allege that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company’s stock to trade at artificially high prices by making misrepresentations relating to the Company’s financial condition and prospects during the Class Period. The complaints seek damages in an unspecified amount. The Company anticipates that all four of these actions, along with any other similar actions which may hereafter be filed, will be consolidated into a single case. No answer or other responsive papers are yet due from the defendants. The Company believes that the actions are without merit and intends to defend the actions vigorously.

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

     We have experienced significant revenue growth year-after-year, although our quarter ended June 30, 2001 represented a decrease from the previous quarter. This was our first quarterly decrease over the last five years in measuring sequential quarterly revenues. Due to the decrease in revenues for the quarter ended June 30, 2001, we resized our operations during the third quarter of 2001, resulting in personnel reductions and decreases in various operating expenses, with emphasis also on controlling discretionary spending and capital expenditures. As a result, the third quarter results showed significant improvement with only modest revenue growth from the second quarter. Many factors affect financial performance, and past performance is no assurance of similar future performance. We expect, in the long-term, to continue to expand our domestic and international sales and marketing operations; increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities; seek acquisition candidates with products, technologies or services capabilities complimentary to our solutions; and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. While we believe in the long-term success of our business solutions, our prospects must be considered in light of the recent experience, risks and difficulties that are frequently encountered by companies in new and rapidly evolving markets. See “Risk Factors”.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Product licenses and sales	52%	61%	55%	61%

Subscriptions	34%	21%	29%	21%

Professional services	14%	18%	16%	18%

Total revenues	100%	100%	100%	100%

Cost of product licenses and sales	3%	13%	7%	12%

Cost of subscriptions and professional services	24%	19%	23%	19%

Research and development	18%	16%	16%	17%

Sales and marketing	44%	34%	42%	35%

General and administrative	10%	7%	9%	7%

Write-off of lease obligation	—	—	1%	—

Charge for in-process research and development	—	—	2%	—

Amortization of goodwill	22%	—	9%	—

Amortization of intangibles and stock based compensation	4%	1%	2%	1%

Total costs and expenses	125%	90%	111%	91%

Operating income (loss)	(25)%	10%	(11)%	9%

REVENUES

     Our total revenues increased 2% to $52.7 million for the three months ended September 30, 2001 and 22% to $165.6 million for the nine months ended September 30, 2001 as compared with the same periods in the prior year. Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation at 52% of total revenues for the three month period ended September 30, 2001 as compared to 61% for the corresponding period in 2000. Product licenses and sales represented 55% of total revenues for the nine-month period ended September 30, 2001 as compared to 61% for the same period in

2000. The decrease in product and license sales as a percentage of total revenues is due primarily to the decrease in the sales of third-party products.

     We made several changes that impacted the level of sales of third-party products. Primarily, this movement away from direct sales of third party products was a conscious effort to simplify our business by focusing on our own ISS solutions. The business of selling third party products arose from our Netrex acquisition in 1999. Although we have de-emphasized sales of third party products, we continue it as part of our managed security services offerings. Additionally, we modified our agreement with Nokia, a maker of appliances that work in conjunction with ISS RealSecure software and certain Checkpoint software. We previously purchased and resold these Nokia appliances with ISS RealSecure software, but now the sale of the Nokia appliances occurs primarily through Nokia resellers, with the sale of ISS RealSecure software directly by us or through our resellers to our customers. This change lowered our sales because the Nokia appliances component of sales is now occurring through Nokia resellers.

     License sales are generated both through a direct sales force and through resellers. When our resellers generate sales, revenues are recognized when the end user sale has occurred, which is identified through electronic delivery of a software key that is necessary to operate the product.

     In the third quarter of 2001, 71% of our revenues were generated from customers in the Americas, while 15% were generated from EMEA customers and 14% from Asia and Pacific Rim customers. This compares to 79% in the Americas, 13% in EMEA and 8% in the Asia and Pacific Rim for the third quarter of 2000. This trend is the same on a year-to-date basis as continued international geographic expansion combined with the reduction of third party product sales which were almost exclusively in the Americas produces a more globally balanced company.

     We continue to add functionality to our SAFEsuite product family, providing network, server and desktop based solutions, and our security management applications. In the second quarter of 2001, the acquisition of Network ICE added desktop intrusion detection and highly scalable security management systems to the family. Additionally, we announced our pervasive protection platform strategy to converge intrusion detection and security assessment technologies into one system for enhanced accuracy and simplified management. In the third quarter, we released several enhancements to our product offerings that included our pervasive protection platform strategy and incorporated some technology from the Network ICE product set. These improvements as well as planned new offerings provide our customers with more powerful and easier-to-use solutions for security management across the enterprise.

     Subscription revenues grew 61% from $10.9 million in the three months ended September 30, 2000 to $17.7 million in the three months ended September 30, 2001. This represents an increase from 21% of total revenues in the third quarter of 2000 to 34% of total revenues in the third quarter of 2001. On a year to date basis, subscriptions revenue represented 29% of total revenues in the nine months ended September 30, 2001 as compared to 21% in the nine months ended September 30, 2000. Subscription revenues consist of maintenance, term licenses of product usage and security-monitoring fees for managed services offerings. While all components of subscription revenues grew, the increase was primarily due to maintenance, the largest component, and managed services, which had the highest growth percentage. Managed services, a relatively newer business for us, grew to 7% of total revenues in the third quarter of 2001.

     Professional services revenue decreased 16% from $9.1 million for the three months ended September 30, 2000 to $7.6 million for the three months ended September 30, 2001, representing 14% of total revenues for the quarter ended September 30, 2001 as compared to 18% for the corresponding quarter in 2000. For the nine months ended September 30, 2001, professional services revenue increased 8% from $23.9 million for the nine months ended September 30, 2000 to $25.6 million for the nine months ended September 30, 2001. The decrease in the third quarter comparison is evidence of reduced customer spending as entities curtailed these discretionary costs in the quarter. We further contributed to this decline with a narrowing of our consulting offerings to focus on services that directly contribute to our pervasive protection platform strategy. This focus extends to training where the decline is attributable to courses related to third-party products as courses dedicated to ISS solutions continue to exhibit good demand.

COSTS AND EXPENSES

     In the quarter ended September 30, 2001, we resized the business as the result of disappointing sales results in the quarter ended June 30, 2001. This included personnel reductions in all areas of the business and decreases in various operating expenses, with emphasis also on controlling discretionary spending and capital expenditures. The severance costs, contract termination and office consolidation costs incurred in the quarter related to these activities are included in the appropriate expense categories and totaled approximately $2.1 million.

Cost of revenues

     Cost of revenues consists of several components. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or directly sell to our customers in providing a single solution source. Costs associated with licensing our products are minor. Costs of product revenues as a percentage of total revenues decreased from 13% for the three months ended September 30, 2000 to 3% for the comparable period in 2001. For the nine months ended September 30, 2001, cost of product revenues represented 7% of total revenues as compared to 12% in the corresponding period of 2000. As explained in our discussion of license and product sales revenues, this decrease was primarily the result of a reduction in sales of third party products.

     Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to consulting and training. These costs represented 19% of total revenues for the three-month period ended September 30, 2000 and increased to 24% for the comparable period in 2001. On a year-to-date basis, these costs represented 19% of total revenues for the nine months ended September 30, 2000 and 23% for the nine months ended September 30, 2001. The percentage increase is partially the result of investment in automated systems and personnel resources for our Asia/Pacific SOC for contracted business, which began in the third quarter and in our United States SOC to handle anticipated growth. We also added professional services capabilities and more automated technical support programs over the last year. With the decrease in professional services revenues in the third quarter of 2001, we have taken actions to reduce personnel in the consulting and training groups to achieve appropriate gross margins at expected revenue levels.

Research and development

     Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the “X-Force,” our internal team of security experts dedicated to understanding, documenting and coding new vulnerability checks, real-time threats and attack signatures and developing solutions to address global security issues. We increased these expenditures, as we perceived primary research and product development and managed service offerings as essential ingredients for retaining our leadership position in the market. We also increased the number of our development personnel focused on our best-of-breed products, enterprise applications, managed services offerings and research for future product offerings, including the addition of approximately 20 engineers from the June 2001 Network ICE acquisition. Accordingly, research and development expenses increased from $8.4 million in the three months ended September 30, 2000 to $9.3 million in the three months ended September 30, 2001. As a percentage of total revenues, research and development expenses increased from 16% for the three months ended September 30, 2000 to 18% for the corresponding period in 2001. On a year-to-date basis, research and development expenses increased from $22.8 million in the nine months ended September 30, 2000 to $26.5 million in the nine months ended September 30, 2001. As a percentage of revenues, these costs decreased from 17% for the nine months ended September 30, 2000 to 16% for the nine months ended September 30, 2001. We have begun to integrate the Network ICE technologies into our technologies under the leadership of our Vice President of Engineering and Development, the former chief executive officer of Network ICE. Our personnel reduction actions in the quarter ended September 30, 2001 included our development group, and we expect these costs to decrease as a percentage of revenues in future quarters through controlled growth relative to our planned revenue expansion.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. In the quarter ended September 30, 2001, sales and marketing expenses were $23.4 million or 44% of total revenues, compared to $17.4 million or 34% of total revenues in the quarter ended September 30, 2000. For the nine months ended September 30, sales and marketing expenses increased from $47.3 million in 2000 to $69.0 million in 2001 and as a percentage of revenues from 35% in 2000 to 42% in 2001. This higher percentage was partially due to lower third-party sales, which consume only minor sales effort and expense. The balance of the increase was a larger number of sales and marketing personnel compared to the prior year periods and the cost of severance in the quarter related to the reduction of personnel in the third quarter.

General and administrative

     General and administrative expenses in the quarter ended September 30, 2001 increased to $5.5 million or 10% of total revenues from $3.4 million or 7% of total revenues in the third quarter of 2000. For the nine months ended September 30, general and administrative expenses increased as a percentage of revenues from 7% in 2000 to 9% in 2001. General and administrative expenses consist of: personnel-related costs for executive, administrative, finance and human resources; information systems and other support services costs; and legal, accounting and other professional service fees. The increase in these expenses is attributable to our efforts, through additional employees and systems, to enhance management’s ability to obtain and analyze information about our domestic and international operations and to support a larger employee base. Ongoing expenses in this area were reduced in the third quarter as the organization matched expenditures to the current spending environment; at the same time, the quarter included severance, contract termination and office consolidation costs that caused total general and administrative expenses to increase.

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

Charge for in-process research and development and amortization

     Expenses for the nine-month period ended September 30, 2001 included a $2.9 million charge for the write-off of in-process research and development costs associated with the Network ICE acquisition in June 2001. In-process research and development had not reached technological feasibility based on identifiable technological risk factors which indicated that even though successful completion was expected, it was not assured at the acquisition date and was immediately charged to operations.

     Goodwill amortization for the quarter ended September 30, 2001 was $11.4 million. Under the recently issued Financial Accounting Standards for Business Combinations and Goodwill and Other Intangible Assets, beginning January 1 2002, goodwill will no longer be amortized but will be subject to periodic tests for impairment.

     Amortization of intangibles and stock-based compensation totaled $2.2 million for the quarter ended September 30, 2001. Amortization of other intangibles includes amortization of technology and customer relationships. Such amounts aggregated approximately $1.3 million in the quarter ended September 30, 2001 and also include amortization of compensation charges related to unvested stock options of approximately $0.9 million in the quarter ended September 30, 2001. All unvested Network ICE options assumed by ISS were included in the purchase price based on their fair value; however, the portion of the intrinsic value of the unvested options that was deemed to be earned over the remaining vesting period of those options has been allocated to deferred compensation and will be amortized over the remaining vesting period.

Other income

     Other income for the three and nine months ended September 30, 2001 includes a subsidiary IPO gain of $13.6 million from an initial public offering on the Japan over-the-counter market by the Company’s subsidiary responsible for Asia and Pacific Rim operations. Other income for the nine months ended September 30, 2001 also includes a non-recurring other income item of $1.6 million generated from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001 to employees and key partners. We believe that the IPO will provide more visibility of this operation in its marketplace as well as funds for the expansion of the business in this market. In anticipation of the IPO, options were granted in the subsidiary as a means of key employee retention. The price for the shares and exercise price for options was established based on a valuation of the subsidiary by an independent appraisal firm. These gains represent the difference between proceeds received and the underlying basis in the stock less the minority interesting such gains.

     Net interest income decreased from $2.3 million in the quarter ended September 30, 2000 to $1.5 million in the comparable quarter of 2001, primarily due to declining interest rates. This is a continuation of a trend for the first nine months of 2001 as interest income decreased for this period from $6.2 million in 2000 to $5.3 million in 2001.

Income taxes

     Provision for income tax was approximately 500% of pre-tax net income for the quarter ended September 30, 2001 and 330% of pre-tax net income for the nine months ended September 30, 2001. This compares with income tax expense of 36% of pre-tax net income for the quarter and nine-month periods ended September 30, 2000. Under APB Opinion No. 28, “Interim Financial Reporting”, we are required to estimate the annual effective income tax rate each time an interim report is issued. As a result of the acquisition of Network ICE during the second quarter of 2001, we will be expensing approximately $26.3 million of goodwill amortization during the calendar year 2001 that will not be deductible for income tax purposes. As of June 30, 2001, we estimated the annual effective income tax rate for the calendar year 2001 to be (32)%. We now expect the annual effective income tax rate for the 2001 calendar year to be (20)% of pre-tax net income or loss for normal operations. In addition, we have accrued taxes at a 36% rate on the Japan IPO gain. While income taxes expense was recorded on domestic operations, taxes payable were reduced by deductions related to stock options. The tax benefit for the use of these stock option deductions was recorded to additional paid-in-capital.

Net Income (loss)

     We recorded a net loss of $6.1 million or $.13 loss per share in the quarter ended September 30, 2001 compared to net income of $4.9 million or $.12 per share in the comparable period in 2000. The net loss of $5.2 million for the nine months ended September 30, 2001 was also a significant decrease from net income of $12.0 million for the comparable period in 2000.

     The decrease was partially due to the non-cash charges related to the June 2001 acquisition of Network ICE. Excluding these non-cash acquisition related amortization expenses, we had operating income in the quarter ended September 30, 2001 of $.3 million and net income of $1.0 million. This met our goal of restoring the profitability of the Company, even while including in the operating costs the nonrecurring severance, contract termination and office consolidation costs of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations in the first nine months of 2001 was $18.8 million. It included a net loss of $5.2 million, depreciation of $8.1 million, acquisition related amortization and in-process research and development write off of $20.4 million, and an income tax benefit from employee exercises of stock options of $9.4 million. Cash provided by operations has been adjusted to reflect the gain on the IPO of our Japan subsidiary as an investing activity.

     Investing activities in the first nine months of 2001 include the purchase of $98.1 million of marketable securities, primarily commercial paper, offset by net proceeds from the maturity of marketable securities of $105.5 million. These assets have quality characteristics similar to cash equivalents except their maturities are longer than three months. We also invested in equipment totaling $26.7 million as we provided existing and new personnel with the computer hardware and software environment necessary to perform their job functions and incurred leasehold improvement costs for our new headquarters.

     Our financing activities provided $15.4 million of cash in the nine months ended September 30, 2001, which consisted primarily of proceeds from the exercise of stock options by our employees and also from the issuance of common stock through our Employee Stock Purchase Plan.

     As of September 30, 2001, we had $146.2 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and commercial paper carrying the highest investment grade rating. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

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

We Have Only Recently Achieved Profitability

     We began operations in 1994 and achieved profitability beginning in 1999 and continuing through the first quarter of 2001. We attribute the loss in the second quarter of 2001 (excluding amortization and charges associated with the Network ICE acquisition) primarily to customers’ reduced technology spending in our core markets. We adjusted our expense levels to return to profitability (excluding amortization and charges associated with the Network ICE acquisition) in the third quarter of 2001. We also recognize that we operate in a new and rapidly evolving market and must, among other things:

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

Our Future Operating Results Will Likely Fluctuate Significantly

     Our future revenues and operating results will likely deviate from our guidance and expectations, and may differ materially. We expect our future revenues and operating results to fluctuate due to a combination of factors, including:

•	the growth in the acceptance of, and activity on, the Internet and the World Wide Web, particularly by corporate, institutional and government users;

•	the extent to which the public perceives that unauthorized access to and use of online information are threats to network security;

•	the volume and timing of orders, including seasonal trends in customer purchasing and customer budgetary priorities;

•	our ability to develop new and enhanced product and managed service offerings and expand our professional services capabilities;

•	our ability to provide scalable managed services offerings through our partners in a cost effective manner;

•	foreign currency exchange rates that affect our international operations;

•	product and price competition in our markets;

•	general economic conditions, both domestically and in our foreign markets; and

•	adequacy of personnel resources to fulfill sales.

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

     We establish our spending levels based in large part on our expected future revenues instead of on our past results. As a result, if our actual revenues in any future period fall below our expectations, our operating results likely will be adversely affected because very few of our expenses vary with our revenues. Because of the factors listed above, we believe that our quarterly and annual revenues, expenses and operating results likely will vary significantly in the future.

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

We Must Attract and Retain Adequate Personnel Resources

     We endeavor to employ personnel resources to correspond with our expected future revenues. In the third quarter of 2001, we reduced our overall personnel resources to reflect the expected decrease in revenues from prior quarters. At the same time, we continued to hire where growth was continuing to occur and expect to continue to hire in future periods. Personnel resources could be insufficient to fulfill unanticipated demand and we believe our future success in an improving market will depend in part on our ability to recruit and retain highly skilled engineering, technical, consulting, marketing, sales and management personnel. To accomplish this, we believe we must continue to provide competitive compensation.

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

We Depend on Our Intellectual Property Rights and Use Licensed Technology

     We rely primarily on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have a number of patent applications under review. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining our technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of relatively short-term investments, including commercial paper and overnight repurchase agreements. As of September 30, 2001, $29,704,000 of our securities had maturities more than 90 days after September 30, 2001.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Beginning on September 28, 2001, the Company and certain of its officers and directors were named as defendants in several lawsuits alleging violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10(b)-5, thereunder. As of this time, four such actions have been filed in the United States District Court for the Northern District of Georgia. The complaints, which are substantially similar in nature, purport to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through July 2, 2001 (the “Class Period”). The complaints generally allege that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company’s stock to trade at artificially high prices by making misrepresentations relating to the Company’s financial condition and prospects during the Class Period. The complaints seek damages in an unspecified amount. The Company anticipates that all four of these actions, along with any other similar actions which may hereafter be filed, will be consolidated into a single case. No answer or other responsive papers are yet due from the defendants. The Company believes that the actions are without merit and intends to defend the actions vigorously.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K.

ISS filed no reports on Form 8-K during this reporting period.

INTERNET SECURITY SYSTEMS, INC.
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC. (Registrant)

Date: November 13, 2001	By /s/ Richard Macchia

Chief Financial Officer Principal Financial and Accounting Officer