Form 10-Q/A
period 2001-09-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2001-11-14
CIK 1053148

UNITED STATES
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

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,

	2001	2000

OPERATING ACTIVITIES

Net income	$(5,157)	$12,006

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	8,135	4,358

Amortization of goodwill	15,597	279

Amortization of intangibles and stock based compensation	3,451	504

Accretion of discount on marketable securities	175	(1,309)

Charge for in-process research and development	2,910	—

Other non-cash items	67	117

Income tax benefit from exercise of stock options	9,398	4,985

Gain on IPO of Japan subsidiary	(13,620)	—

Changes in assets and liabilities, excluding the effects of acquisitions:

Accounts receivable	1,271	(14,845)

Inventory	147	(919)

Prepaid expenses and other assets	(6,723)	(2,195)

Accounts payable and accrued expenses	(4,937)	5,782

Deferred revenues	8,059	8,441

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,773	17,204

INVESTING ACTIVITIES

Acquisitions, net of cash received	(7,495)	(1,262)

Net proceeds from maturity of marketable securities	105,492	45,861

Purchases of marketable securities	(98,127)	(98,529)

Purchases of property and equipment	(26,683)	(9,212)

Gain on IPO of Japan subsidiary	13,620	—

NET CASH USED IN INVESTING ACTIVITIES	(13,193)	(63,142)

FINANCING ACTIVITIES

Payments on long-term debt and capital leases	—	(827)

Proceeds from exercise of stock options	13,105	3,681

Proceeds from issuance of common stock	2,250	1,633

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,355	4,487

Foreign currency impact on cash	678	(46)

Net increase in cash and cash equivalents	21,613	(41,497)

Cash and cash equivalents at beginning of period	66,210	70,090

Cash and cash equivalents at end of period	$87,823	$28,593

SUPPLEMENTAL CASH FLOW DISCLOSURE

Interest paid	$—	$50

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

INTERNET SECURITY SYSTEMS, INC. (Registrant)

Date: November 14, 2001	By /s/ Richard Macchia

Chief Financial Officer Principal Financial and Accounting Officer