Form 10-K405
period 2001-12-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2002-04-01
CIK 1053148

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

                              Yes  [X]      No  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 20, 2002 as reported on the NASDAQ National Market, was approximately $795 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

    As of March 20, 2002, the Registrant had 48,206,241 outstanding shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not historical statements of fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking-statements include, among other things, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us up to and including the date of this document, and we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this report.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

  OVERVIEW

     Internet Security Systems, Inc. ("ISS" or the "Company") (NASDAQ: ISSX) is a security software pioneer and global leader in information protection solutions dedicated to protecting online assets. This proactive line of defense protects networks, servers and desktops against an ever-changing spectrum of threats. Our security management solutions include software products, managed security services, and professional services made up of both consulting and training services. We offer a comprehensive line of products and services for enterprise, smaller enterprise, consumer and service provider customers. These threat protection solutions go beyond basic access control to deliver multiple layers of defense that detect, prevent and respond to threats to our customers' business operations.

     Our products are designed to meet the need for comprehensive, cost-effective detection, prevention and response arising from attacks, misuse and security policy violations. Our family of software products is a critical element of an active Internet and networking security program within today's world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. Our managed services offerings provide remote management of the industry's best-of-breed security technology including security assessment and intrusion detection systems, firewalls, virtual private networks (VPNs), anti-virus and URL filtering. We focus on serving as the trusted security provider to our customers by maintaining within our products the latest counter-measures to security risks, creating new innovative products, and providing professional and managed services.

     ISS was founded in 1994 and is headquartered in Atlanta, Georgia. The mailing address for our headquarters is 6303 Barfield Road, Atlanta, Georgia, 30328, and our telephone number at that location is (404) 236-2600. The ISS Web site can be found at www.iss.net.

  NETWORK ICE ACQUISITION

     Through our acquisition of Network ICE Corporation in June 2001 we added several key technologies that enhance our offerings. The BLACKICE(TM) product family introduced packet analysis to our market-leading REALSECURE(R) protection solution. Packet analysis is a complementary technique that allows improved analysis and accuracy in the identification of improper network activity. This and other core Network ICE innovations have already been incorporated into the RealSecure Protection System, with additional integration to continue throughout 2002.

     The BlackICE Defender application, now renamed BlackICE PC Protection, brought us our first true entry into the consumer market. This foothold marks the potential for future growth in the consumer market. This same desktop protection orientation also enhances our core business offerings by establishing cost-efficient and capable protection solutions for fixed, remote mobile and wireless network connections and establishing competitive offerings for the smaller business market, an area not aggressively served by us in the past.

INDUSTRY BACKGROUND

  GROWTH OF ONLINE ASSETS AND RISKS

     Online security is of growing importance to today's businesses, as more and more businesses rely on Internet-based technology to conduct day-to-day operations. Businesses continue to adopt Internet-based technologies to streamline operations and create new business opportunities. To capitalize on the benefits of the Internet, businesses continue to open their networks to business partners, customers, and their mobile workforce, significantly increasing the value and vulnerability of their online assets.

     The networks, servers and desktops that make online commerce work are inherently vulnerable to online threats. A threat is any tool or technique that can be used to damage the data stored on a network, server or desktop, or to compromise those resources for unauthorized use. The tools used to attack online resources and the sophistication of these threats continues to increase. At the same time, the technological sophistication needed to launch an attack continues to decrease.

     The more that organizations and consumers depend on networks to conduct business, the greater the risk of business interruption, negative publicity, theft of proprietary or private information, legal liability, and other costly business losses. The Computer Security Institute reported in the 2001 CSI/FBI Computer Crime and Security Survey conducted with the Federal Bureau of Investigation that 90% of the 186 respondents (primarily large corporations and government agencies) detected security breaches in a twelve-month period, with 64% acknowledging financial losses due to computer breaches. The 186 respondents reported $377,828,700 in losses. Regulatory requirements, merger and acquisition due diligence and insurability concerns are generating even broader awareness that information protection is a critical business need.

  ISS PROTECTION SOLUTIONS

     Our protection solutions provide protection against online threats. They provide proactive detection of active attacks against information resources, prevent unnecessary security vulnerabilities, and provide for rapid, appropriate response when a security event takes place. Our protection solutions help minimize our customers' risk from online threats.

     We believe that there are three key processes to manage online risk:

     - Identify security exposures and active threats, with responses appropriate to the severity of the risk and the potential for loss;

     - For larger organizations, implement scalable, centralized security management across complex infrastructure. For smaller organizations, utilize either an in-house software solution or managed security services (or both) to provide efficient oversight and control; and

     - Utilize a proactive source of security alerts, advisories and other security information services to counteract the dynamic nature of risk.

     These solutions can be an in-house solution, or part of a managed solution provided by ISS. Each solution often includes professional services or an education component.

     In response to this broad-based business need, we provide a wide range of proactive protection that spans networks, servers and individual desktops, all built around the need for comprehensive, cost-effective detection, prevention and response. These flexible solutions scale from individual PCs to multinational enterprises, with detection, prevention and response across the breadth of the threat spectrum.

MARKETS

     We provide products and services for specific markets, separated by size and technological sophistication. These markets are defined as enterprise, smaller enterprise, small office/home office ("SOHO"), consumer, service provider, and risk management.

  ENTERPRISE

     Enterprise market customers generally have revenues exceeding $500 million. Our enterprise software and services solutions provide proactive, centrally deployed and managed protection against online business interruption and loss, all designed to operate with minimal administration or interference with normal network operations. These comprehensive protection offerings merge network, server and desktop protection into an integrated threat management environment. This combination of software and services enables centralized management across multiple locations and network segments, including wireless networks, branch offices and mobile workers. Most importantly, our proactive approach keeps staff appraised on newly discovered security issues, ensuring that the protection solution is quickly and easily updated to account for newly evolved threats.

     Enterprise solutions include the REALSECURE(R) PROTECTION SYSTEM, a unique software offering that encompasses vulnerability assessment and threat detection, prevention and response across networks, servers and desktops, all coordinated through the REALSECURE(R) SITEPROTECTOR(TM) centralized management platform. In addition, our Managed Security Services extends this protection strategy through managed security offerings and expert 24/7 management, for situations where additional flexibility and support are required. Extensive professional services and emergency response provide an appropriate, effective security solution, regardless of business environment.

  SMALLER ENTERPRISE

     In addition, we provide a full range of security solutions that provide enterprise-quality protection for smaller enterprises, ranging in size from roughly $50 million to $500 million in annual revenue. These solutions are also based on the RealSecure Protection System to provide integrated intrusion detection and response, vulnerability assessment, policy compliance, and data collection and analysis, all coordinated through the RealSecure SiteProtector centralized management platform. Managed Security Services extends this protection strategy through managed security offerings and expert 24/7 management, for situations where additional flexibility and support are required. Finally, the SECURE STEPS(SM) program provides scalable, affordable risk management solutions based on Internet Security Systems' Managed Security Services that are intended to establish the security practices necessary to obtain insurance coverage for online business operations.

  SOHO AND CONSUMER

     Small office/home office and consumer customers require a security solution that is as cost effective and easy-to-use as possible. Internet Security Systems' BLACKICE(TM) products provide comprehensive, cost-effective firewall and intrusion protection solutions designed specifically for remote workers, telecommuters or consumers in smaller office environments.

     These applications combine firewall, intrusion protection and report management into a straightforward, and cost-effective protection solution. BlackICE protection products are widely available through retail and online outlets.

  SERVICE PROVIDER

     We provide best-of-breed technology and a proven track record in network security management for service providers looking to establish online security as part of a broad-based, Internet-oriented business solution. We partner with service providers that want to resell managed security services and are seeking a well-known, credible and stable partner in the security industry, an established ability to bring partners to market, and a comprehensive services portfolio.

     Our advanced security management software solutions, extensive experience protecting customer networks, and unique ability to collect and analyze threat trends from around the world in our Global Threat Operations Center (GTOC) allow us to partner with organizations looking to bundle a security management component within a broader set of business services.

  RISK MANAGEMENT

     Online business operations, like their physical counterparts, require careful risk management practices. However, traditional security and insurance offerings do not address unique online risks. Secure Steps delivers critical security solutions designed for organizations needing an integrated, cost-efficient online risk management solution. Participation in Secure Steps mitigates the risk to underwriters and is intended to pre-qualify businesses for third-party cyber-insurance coverage for online business operations. We do not ourselves sell insurance coverage or any other insurance services. We also have other specialized security assessment programs that help organizations with self-managed security ascertain that their security practices are suitable for cyber-insurance programs.

     Secure Steps is a specialized set of managed security services that adds comprehensive recovery and security forensics to document and analyze security events should a breach occur. When combined with cyber-insurance coverage, Secure Steps is an important component of a broad-based enterprise risk management strategy.

PRODUCTS AND SERVICES

  ENTERPRISE PROTECTION

     The RealSecure Protection System, the core of our enterprise protection offerings, significantly improves protection across networks, servers and desktops, while reducing complexity and cost. This unique solution integrates intrusion detection and response, vulnerability assessment, policy compliance, and data collection and analysis, all coordinated through the RealSecure SiteProtector centralized management structure. Key components include:

          REALSECURE NETWORK PROTECTION -- Provides a wide range of specialized protection sensors for networks and gateways, all tightly integrated into a centralized operational and management framework.

             RealSecure Network Sensor -- Provides intelligent, automated integration of threat assessment, intrusion detection, active blocking and data analysis within a self-contained, remotely managed application.

             RealSecure for Nokia Appliance -- Provides powerful, automated, real time intrusion protection for computer networks through an easily deployed, appliance-style solution.

             RealSecure Sentry -- Real-time intrusion detection available in standard, full duplex, multiport and gigabit configurations that recognize and respond to suspicious behavior on any network segment.

             RealSecure Guard -- An inline intrusion protection filter designed specifically for mission critical connections that protects across network segments.

          REALSECURE SERVER PROTECTION -- Defends servers and applications against unauthorized access and a broad array of threats by combining intrusion detection and response with firewall capabilities.

             RealSecure Server Protector -- Provides intelligent, automated integration of threat assessment, intrusion detection, active blocking and data analysis for servers within a self-contained, remotely managed application.

          REALSECURE DESKTOP PROTECTION -- Guards fixed, remote and mobile corporate desktops against unauthorized access and a broad array of threats by combining intrusion detection and response with firewall capabilities and virtual private network (VPN) compatibility.

             RealSecure Desktop Protector (formerly BlackICE Agent for Workstations) -- Provides intelligent, automated integration of threat assessment, intrusion detection, active blocking and data analysis for desktops within a self-contained, remotely managed application.

          REALSECURE SITEPROTECTOR -- Scalable, centralized security deployment, management and reporting for enterprise RealSecure deployments that significantly reduce demands on staff and other operational resources.

          REALSECURE SITEPROTECTOR SECURITY FUSION MODULE -- Uses advanced data correlation and analysis to rapidly and automatically derive the likelihood of a successful attack from aggregated vulnerability assessment information.

  VULNERABILITY ASSESSMENT

     In addition to the RealSecure Protection System, we also offer security assessment and policy compliance solutions for proactive measurement of online risk. These comprehensive and complimentary offerings include:

          INTERNET SCANNER(R) -- Provides comprehensive network vulnerability assessment for measuring online risk.

          SYSTEM SCANNER(TM) -- Ensures policy compliance and detects vulnerabilities that leave servers open to compromise.

          DATABASE SCANNER(R) -- Assesses online business risks by identifying security exposures in leading database applications.

          WIRELESS SCANNER(TM) -- Provides automated detection and security analyses of mobile networks utilizing 802.11b WLAN (Wi-Fi) access points and clients.

  SOHO AND CONSUMER PRODUCTS

     We offer powerful, affordable solutions providing fast, accurate protection for a wide range of information protection needs for the SOHO and consumer product markets. Our products include:

          BLACKICE PC PROTECTION -- Provides comprehensive personal firewall and intrusion protection for individual PCs.

          BLACKICE SERVER PROTECTION -- Provides comprehensive firewall and intrusion protection capabilities for individual servers.

  X-FORCE(TM) SERVICES

     The X-Force organization, our leading group of security experts dedicated to proactive counter intelligence and public education, delivers timely, accurate information for anyone interested in protecting online assets against attack or misuse. This proactive approach suffuses all our offerings, from research and development to products and services, including publicly available information and product support

     Our X-Force organization delivers breaking information on threats through three complementary online publications: Security Advisories, Security Alerts and Security Alert Summaries. Security Advisories contain new vulnerability research developed by the X-Force itself, as well as solutions to manage or resolve the threat. Security Alerts are timely compilations of threat information, both from us and from other, external resources. Finally, Security Alert Summaries are weekly publications containing short descriptions of security issues identified and researched during the past week. Each issue in the Alert Summary is linked to detailed information in the online X-Force Database.

     The X-Force organization begins this process through our Global Threat Operations Center. This specialized threat intelligence facility collects security trend information from five state-of-the-art Security Operations Centers operating on three continents to analyze the nature and severity of any threat in real-time.

The X-Force then proactively helps deliver our solutions to market via alerts, advisories, product updates, professional services, emergency response and 24/7 remotely managed security services.

     X-Force threat intelligence consists of both global and local primary source overviews of evolving threats. This information may be sorted by specific geography, business sector, operating system or attack technique, allowing anyone interested in information protection to evaluate global threat conditions as part of their own security operations. All our service offerings use X-Force threat intelligence as a differentiator, whether as part of a professional services consulting engagement, managed security services, SECUREU(TM) education offerings or customer support. In addition, X-Force research and development quickly and easily integrates into Internet Security Systems' software solutions via self-installing X-PRESS UPDATE(TM) product enhancements.

  MANAGED SECURITY SERVICES

     ISS Managed Security Services offers online protection for organizations lacking the time, expertise or appropriate internal resources to secure critical information resources. Our services include:

          MANAGED INTRUSION PROTECTION SERVICE -- Unobtrusively monitors client servers and network traffic for potential threats, and prevents attacks or misuse from damaging online information resources.

          MANAGED FIREWALL SERVICE -- Flexible, remotely managed firewall service that delivers cost-effective protection without requiring an in-house solution.

          HIGH AVAILABILITY MANAGED FIREWALL SERVICE -- Remotely managed firewall that utilizes a robust architecture to maximize uptime for critical business operations.

          CLIENT VPN SERVICE -- Extends our managed firewall offerings by establishing secured network resources for remote operations including users, partners, vendors and customers.

          MANAGED SITE-TO-SITE VPN SERVICE -- Leverages our managed firewall services to create efficient trust relationships for online business operations acting across multiple networks.

          MANAGED ANTIVIRUS SERVICE -- Delivers complete 24/7 gateway protection against malicious email, file transfer and Web traffic for networks.

          MANAGED REMOTE SCANNING -- Performs remotely managed, scheduled and on-demand assessments of the network perimeter. Uses the Internet Scanner(TM) application to pinpoint vulnerabilities and recommend fixes.

          MANAGED WEB FILTERING -- Allows organizations to monitor access to Internet resources and specific Web addresses to ensure appropriate usage of network bandwidth.

          MANAGED SECURITY SERVICES CUSTOMER PORTAL -- Complements our Managed Security Services offerings by providing customers with a powerful, interactive information reporting and analysis tool for maintaining effective security practices.

  PROFESSIONAL SERVICES

     Our professional services combine our extensive intellectual capital, best-of-breed technology and experienced security experts to help organizations plan and implement sound security management solutions. Our standards-based methodology covers the complete security management lifecycle, including assessment, design, deployment, management, and support.

   ASSESS

          X-Force Penetration Test -- A network attack simulation event in which security experts attempt to break into a network mimicking the techniques used by malicious attackers. Available in three variations: Light Perimeter, Full Perimeter and Internal.

          Information Security Assessment -- Comprehensive evaluation of security posture from an external and internal perspective, including an in-depth evaluation of a client's security architecture, policies and procedures, threats and vulnerabilities, and technical security controls and mechanisms.

          Wireless Network Security Assessment -- Security assessment of wireless network environments including both assessment and penetration testing.

          Application Security Assessment -- Review and evaluation of application security from the client and server perspectives.

   DESIGN

          Protection Policy Development -- Designed to help a client design and adopt an information protection policy that reflects its business objectives, environment and culture.

          Solutions Deployment Planning -- Designed to help a client understand the architecture of its existing and future networks. Our security specialists work with client staff to determine and plan the most effective and strategic locations in which to install our solutions, how to best implement them with minimal impact on current network operations, and how to plan for the ongoing management and maintenance of the security solution.

          Network Security Architecture Design -- Our security professional's assist a client in developing a network security architecture design based on assessment requirements and industry best practices.

   DEPLOY

          Internet Security Systems Solutions Deployment -- Installation, configuration and tuning for our vulnerability assessment, intrusion detection and enterprise security management solutions.

   MANAGE

          Emergency Response Services -- Our professional services staff combines leading security research with real-world incident response experience to help organizations prepare for, and respond immediately to, information security breaches.

          Vulnerability Remediation Services -- Our experienced professional services staff work with a client to plan and implement vulnerability remediation.

          Staff Augmentation & Support -- Designed for organizations in which:

        - A fully managed solution is not an option, but onsite management from a security expert is needed.

        - Security engagement needs are not clearly defined, but onsite management from a security expert would be beneficial.

        - Additional support is needed while the organization is in the process of hiring an individual for a security role.

  EDUCATION & TRAINING

     Our SecureU education services offer hands-on, real-world security management and certification training. SecureU's content rich materials and experienced instructors educate security professionals with courses delivered in classrooms located around the world as well as through on-site, customized programs. By developing and maintaining internal staff knowledge, organizations can maximize the return on their security investments.

  SUPPORT

     We provide ongoing product support services under license agreements. Maintenance contracts are typically sold to customers for a one-year term at the time of the initial product license and may be renewed for additional periods. Under our maintenance agreements with our customers, we provide, without additional charge, telephone support, documentation, our X-Force Security Alerts, X-Press Updates, product updates and error corrections. Customers with current maintenance agreements may download product updates from our Web site.

     We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, which, in turn, is essential to customer satisfaction and continued license sales and revenue growth. Accordingly, we are committed to recruiting and maintaining a high-quality technical support team. A team of dedicated engineers trained to answer questions on the installation and usage of our products provides telephone and email support worldwide, 24 hours a day, seven days a week (including holidays), from our corporate office in Atlanta. Customers in Asia can also contact ISS Technical Support in the Philippines or Tokyo during local business hours. The ISS Support Team located in San Mateo, California provides email support to our consumer customer base. In the United States and internationally, our resellers provide telephone support to their customers with additional technical assistance from us. For our managed services security solutions, customer support is available for several offerings up to 24 hours a day, seven days a week. Support is offered via phone, email or secure Web form and includes access to an online knowledge base as well as direct contact with qualified support personnel.

  GEOGRAPHIC SEGMENTS

     We provide our security management solutions in three geographic areas: the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia/Pacific Rim. These geographic areas represent our three reportable segments. The accounting policies of the reportable geographic segments are the same as described in the summary of significant accounting policies in our financial statements and are applied consistently across the segments.

Revenues, as a percent of total revenues, for each segment are as follows:

                                                              1999   2000   2001
                                                              ----   ----   ----
Americas....................................................   84%    79%    71%
EMEA........................................................   11     13     15
Asia/Pacific Rim............................................    5      8     14

PRODUCT DEVELOPMENT

     We develop our products to operate in heterogeneous computing environments. Products are compatible with other vendors' products across a broad range of platforms, including HP-UX, IBM AIX, Linux, Sun Solaris, and Microsoft Windows. We have incorporated a modular design in our products to permit plug-and-play capabilities, although customers often use our professional services or our strategic partners to install and configure products for use in larger or more complex network systems.

     We employ a three-pronged product development strategy to achieve our goal of providing comprehensive security coverage for monitoring, detection and response. First, we provide regular security updates to our products that are based on our vulnerability and threat database. These updates are usually provided as part of separate maintenance agreements sold with the product license.

     Second, we continue to develop best-of-breed security products to protect networks, servers, and desktops. New products, and existing products such as Internet Scanner, RealSecure, and BlackICE PC Protection are updated approximately every four to six months to add new features and improve functionality.

     Third, to complement our existing products and provide more comprehensive network security coverage, we are expanding existing products by developing additional enterprise-level security management products, including RealSecure SiteProtector. These products will help customers protect their networks, servers and desktops by continuously measuring and analyzing the status of their security, monitoring and protecting from security risks in real time across the enterprise network. These RealSecure enterprise products operate with our existing products, allowing modular implementation.

     Expenses for product development were $20.4 million, $31.3 million, and $35.4 million in 1999, 2000, and 2001, respectively. All product development activities are conducted at either our principal offices in Atlanta or at our research and development facilities in San Mateo, California, Sunnyvale, California, Southfield, Michigan and Reading, England. At December 31, 2001, 263 personnel were employed in product development teams. Our personnel include members of the Computer Security Institute, Forum for Incident Response and Security Technicians (FIRST), Georgia Tech Industrial Partners Association, Georgia Tech Information Security Center and the International Computer Security Association (ICSA), enabling us to actively participate in the development of industry standards in the emerging market for network and Internet security systems and products.

PRICING

     We use a range of fee structures to license our products, depending on the type of product and the intended use. We license our vulnerability assessment products, Internet Scanner, System Scanner and Database Scanner based on the number of devices being assessed. The pricing scheme is scalable, providing low entry points for departmental users without limiting our revenue potential from customers with large networks. Pricing for our threat detection and response products, including the RealSecure line of sensors/detectors as well as the BlackICE products, is based on the number of copies deployed on the network. Thus, licensing fees for our products are ultimately determined by the size of the customer's network, as size dictates the number of devices to be assessed or the number of copies to be deployed. Management software is sold on a capacity basis. The license fee for the management software is determined by the size of the sensor/detector and scanner purchase. This capacity-based pricing structure addresses the needs of large and small customers and provides customers with the ability to license as much management as they require.

     In addition to license fees, customers customarily purchase maintenance agreements in conjunction with their initial purchase of a software license, with annual maintenance fees typically equal to 20% of the product's license fee. Maintenance agreements include annually renewable telephone support, product updates, access to our X-Force Security Alerts and error corrections. Our continuing research into new security risks and resulting product updates provide significant ongoing value. We provide customers with a regular stream of security updates, known as X-Press Updates, as part of this maintenance agreement. X-Press Updates serve to keep our products up to date with the latest vulnerabilities and threats that are present in Internet environments. As a result, a substantial majority of our customers renew their maintenance agreements. We have historically sold fully-paid perpetual licenses with a renewable annual maintenance agreement and, more recently, have licensed our products on a subscription basis, including maintenance, for one or two year periods and are exploring other alternatives for customers desiring longer term arrangements or multi-year commitments. Customers who use our products to provide information technology assessment services are offered subscription license agreements, typically with a one year term.

     Monitoring fees for managed security services are determined by the complexity of the monitoring arrangement and by the number of devices being monitored. The pricing is scalable, allowing for customers to start with basic security monitoring services and expand as the business grows.

     Our professional services fees are calculated either on a fixed-fee basis or an hourly standard rate per consultant and discounted based on the scope of the engagement, market sector and geographical territory. Educational services are calculated on a per-class basis.

CUSTOMERS

     As of December 31, 2001, Internet Security Systems has more than 9,000 business customers, and maintained operations in 22 countries. No customer accounted for more than 10% of our consolidated revenues in 1999, 2000 or 2001. Target customers include both public and private sector organizations, as well as consumers, that use Internet protocol enabled information systems. Business customers represent a broad spectrum of organizations within diverse sectors, including financial services, technology, telecommunications, government, and information technology services.

SALES AND MARKETING

  Sales Organization

     Our sales organization is divided regionally among the Americas, EMEA (Europe, Middle East and Africa) and the Asia/Pacific regions. In the Americas, we market our products primarily through our direct sales organization augmented by our indirect channels, including security consultants, resellers, OEMs and systems consulting and integration firms. The direct sales organization for the Americas consists of regionally based sales representatives and sales engineers, and a telesales organization, located in Atlanta. We maintain a number of domestic sales offices in various cities throughout the United States and in Canada, Mexico and Brazil. As of December 31, 2001, we employed approximately 284 people in the Americas direct sales and professional services organization. The regionally based direct sales representatives focus on opportunities with large organizations. Included as part of the sales organization, is a channel management group that drives incremental revenue through selected partners and acts as the liaison between the direct sales representatives and the channel partners.

     In the EMEA and Asia/Pacific regions, the substantial portion of our sales occurs through authorized resellers. Internationally we have established regional sales offices in several countries in Europe as well as in Egypt, Australia and Japan. Personnel in these offices are responsible for market development, including managing our relationships with resellers, assisting them in winning and supporting key customer accounts, acting as a liaison between the end user and our marketing and product development organizations, and providing consulting and training services. As of December 31, 2001, approximately 345 employees were located in our European and Asia/Pacific regional offices. We expect to continue to expand our field organization into additional countries in these regions.

  SecurePartner(TM) Program

     We maintain the SECUREPARTNER(TM) program to train and support security consulting practices, systems integrators and resellers who match our products with their own complementary products and services. By reselling our solutions, these partners provide additional value for specific market and industry segments, while maintaining our ongoing commitment to quality software and customer satisfaction. There are three different levels of reseller opportunities:

     - Premier Partners. Premier Partners are typically security consultants, value-added resellers (VARs) and systems integrators with focused security practices. Many Premier Partners are experienced in the sales and implementation of leading firewall, authentication and encryption technologies. Premier Partners maintain the highest level of resales. These partners leverage their expertise with our vulnerability assessment and intrusion detection products.

      Premier Partners receive direct distribution of our products, sales and technical training, access to market development funds, use of our Web site for placing orders, monthly SecurePartner email newsletters, security information from the ISS X-Force and other partner-only communications, access to the ISS Partner Resource Center Web site and a listing on our Partner Web page(s).

     - Authorized Partners. Authorized Partners generally consist of organizations that provide security focused consulting and/or integration services. Authorized Partners are also required to maintain a specified level of resales, albeit at a more modest level than Premier Partners. Authorized Partners can take advantage of many of the same benefits that Premier Partners enjoy, including purchasing products directly from ISS, sales and technical training, Web site access in order to place orders, partner-only communications, and a listing on our Partner Web page(s).

     - Registered Partners. Unlike Premier Partners and Authorized Partners, Registered Partners are not required to maintain an ISS Certified Engineer on their staffs or to maintain any specified level of resales. Registered Partners receive partner-only communications, marketing and sales support, and may purchase products directly from us, including through our online Web order system.

  Marketing Programs

     We conduct a number of marketing programs to support the sale and distribution of our products. These programs are designed to inform existing and potential end-user customers and resellers about the capabilities and benefits of our products. Marketing activities include:

     - Press relations and education;

     - Publication of technical and educational articles in both print and online media, through our white papers, and through our own print and online newsletters and/or magazines;

     - Participation in industry tradeshows;

     - Product/technology conferences and seminars;

     - Competitive analysis;

     - Sales training;

     - Advertising and development and distribution of marketing literature; and

     - Maintenance of our Web site.

     A key element of this marketing strategy is to establish our products, services and information security methodologies as the leading approach for information protection and security management for the enterprise, smaller enterprise, small office/home office, consumer, service provider and risk management markets. We have implemented a multi-faceted awareness program to leverage the use of corporate, product and service brands to increase acceptance of our offerings through relationships with various channel partners:

     - Strategic Resellers. Although we have numerous resellers, certain of these relationships have generated significant leverage for us in targeted markets. Our strategic resellers provide broad awareness of our brands through enhanced marketing activity, access to large sales forces, competitive control points and access to larger strategic customer opportunities.

     - Consultants. The use of our products by security consultants not only generates revenue from the license sold to the customer, but also provides us with leads to potential end users with a concern for network security.

     - OEMs. Agreements with original equipment manufacturers ("OEMs") enable OEMs to incorporate our products into their own product offerings to enhance their security features and functionality. We receive royalties or other consideration from OEM vendors and increased acceptance of our products under these arrangements, which, in turn, are intended to promote sales of our other products to the OEM's customers.

     We typically enter into written agreements with resellers, consultants, managed service providers, Internet service providers and OEMs. These agreements generally do not provide for firm dollar commitments from the parties, but are intended to establish the basis upon which the parties will work together to achieve mutually beneficial objectives.

COMPETITION

     The market for information security, including software products, professional services, training services and managed security services is intensely competitive, and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for information security include security effectiveness, manageability, technical features, performance, ease of use, price, scope of product offerings, professional services capabilities, distribution relationships and customer service and support. Although we believe that our solutions generally compete favorably with respect to such factors, we cannot guarantee that we will compete successfully against current and potential competitors, especially those with greater financial resources or brand name recognition.

INTELLECTUAL PROPERTY AND TRADEMARKS

     We rely primarily on patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. We have obtained one United States patent and have 15 patent applications under review in the United States and certain foreign jurisdictions. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours. We generally license our software products to end users in object code (machine-readable) format. Certain customers have required us to maintain a source-code escrow account with a third-party software escrow agent, and a failure by us to perform our obligations under any of the related license and maintenance agreements, or our insolvency, could result in the release of our product source code to such customers. The standard form license agreement for our software products allows the end user to use our products solely on the end user's computer equipment for the end user's internal purposes, and the end user is generally prohibited from sublicensing or transferring the products.

     Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to become a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the extent of the laws of the United States and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties.

     Internet Security Systems, the Internet Security Systems logo, System Scanner, Wireless Scanner, Online Scanner, SiteProtector, ADDME, AlertCon, ActiveAlert, FireCell, FlexCheck, Secure Steps, SecurePartner, SecureU, X-Force and X-Press Update are trademarks and service marks, and Internet Scanner, Database Scanner and RealSecure registered trademarks, of Internet Security Systems, Inc. Network ICE, the Network ICE logo and ICEpac are trademarks, BlackICE a licensed trademark, and ICEcap a registered trademark, of Network ICE Corporation, a wholly owned subsidiary of Internet Security Systems, Inc. Other trademarks and trade names mentioned are marks and names of their owners as indicated.

EMPLOYEES

     As of December 31, 2001, we had 1,205 employees, of whom 263 were engaged in product research and development, 271 were engaged in sales, 235 were engaged in customer service and support, 175 were engaged in professional services, 72 were engaged in marketing and business development and 189 were engaged in administrative functions. We believe that we have good relations with our employees.

ITEM 2.  PROPERTIES

     In November 1999 we signed an eleven and one-half year lease for our Atlanta headquarters and research and development facility. This facility consists of approximately 240,000 square feet that we began occupying in varying phases beginning in November 2000. Annual minimum payments under the lease increase as occupied space increases, with total minimum payments due under the lease of approximately $64 million over the lease term.

     We lease additional office space in Chicago, Illinois; Sunnyvale, California; San Mateo, California; Southfield, Michigan; Denver, Colorado; New York City, New York; Boca Raton, Florida and Washington, D.C., as well as small executive suites in a number of United States cities. In addition, we lease office space in Buenos Aires, Argentina; Sao Paulo and Rio, Brazil; Brussels, Belgium; London and Reading, England; Paris,

France; Stuttgart, Germany; Stockholm and Helsinborg, Sweden; Milan and Padova, Italy; Madrid, Spain; Zurich, Switzerland; Amsterdam, Netherlands; Sydney, Australia; Manila, Philippines; and Tokyo, Japan.

     We believe that our existing facilities and Atlanta headquarters are adequate for our current needs and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     Beginning on September 28, 2001, the Company and certain of its officers and directors were named as defendants in several lawsuits alleging violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. As of March 27, 2002, six such actions have been filed in the United States District Court for the Northern District of Georgia. The complaints, which are substantially similar in nature, purport to be brought on behalf of a class of investors who purchased the Company's stock during the period from April 5, 2001 through August 14, 2001 (the "Class Period"). The complaints generally allege that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company's stock to trade at artificially high prices by making misrepresentations relating to the Company's financial condition and prospects during the Class Period. The complaints seek damages in an unspecified amount. The Company anticipates that all six of these actions, along with any other similar actions, which may hereafter be filed, will be consolidated into a single case. No answer or other responsive papers are yet due from the defendants. The Company believes that it has meritorious defenses and intends to defend the actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the NASDAQ National Market under the symbol "ISSX". The following table lists the high and low per share sales prices for the Common Stock as reported by the NASDAQ National Market for the periods indicated:

2001:                                                           HIGH     LOW
-----                                                          ------   ------
First Quarter...............................................   $80.19   $25.25
Second Quarter..............................................    62.46    19.75
Third Quarter...............................................    51.49     8.35
Fourth Quarter..............................................    38.85     9.42

2000:                                                           HIGH      LOW
-----                                                          -------   ------
First Quarter...............................................   $141.00   $46.25
Second Quarter..............................................    116.00    58.00
Third Quarter...............................................    108.75    51.13
Fourth Quarter..............................................    102.94    58.81

     As of March 20, 2002, there were 48,206,241 shares of our Common Stock outstanding held by 302 stockholders of record.

     We have never declared nor paid cash dividends on our capital stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors will determine future dividends, if any.

     In June 2001, we issued approximately 4,311,000 shares of Common Stock as consideration for all the issued and outstanding stock of privately held Network ICE Corporation. We also assumed all of the outstanding Network ICE stock options, which totaled approximately 289,000 shares of ISS common stock. These shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The financial data set forth below for each of the three years in the period ended December 31, 2001 and as of December 31, 2000 and 2001 has been derived from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The financial data for the years ended December 31, 1997 and 1998 and as of December 31, 1997 1998 and 1999, has been derived from audited financial statements not included herein. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                             YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                 1997      1998       1999       2000       2001
                                                -------   -------   --------   --------   --------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues......................................  $25,425   $57,088   $116,487   $194,975   $223,559
Merger costs..................................       --        --      2,329         --         --
Write-off of lease obligation.................       --        --         --         --      1,072
Charge for in-process research and
  development.................................       --       802         --         --      2,910
Amortization of goodwill......................       --        77        318        479     26,505
Amortization of intangibles and stock-based
  compensation................................       --       153        674        674      5,227
Operating income (loss).......................   (3,469)   (6,105)     2,700     20,569    (24,158)
Other income, including Japan IPO gain........       --        --         --         --     15,132
Net income (loss).............................  $(3,306)  $(3,893)  $  7,490   $ 18,315   $(15,458)
                                                =======   =======   ========   ========   ========
Basic net income (loss) per share.............  $ (0.18)  $ (0.12)  $   0.19   $   0.44   $  (0.34)
                                                =======   =======   ========   ========   ========
Diluted net income (loss) per share...........  $ (0.18)  $ (0.12)  $   0.17   $   0.41   $  (0.34)
                                                =======   =======   ========   ========   ========

                                                                   DECEMBER 31,
                                                --------------------------------------------------
                                                 1997      1998       1999       2000       2001
                                                -------   -------   --------   --------   --------
                                                              (AMOUNTS IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital...............................  $ 1,523   $53,157   $127,135   $145,133   $149,080
Goodwill, less accumulated amortization.......       --     3,094      2,775      3,167    197,060
Total assets..................................   13,816    84,724    184,845    240,240    500,984
Redeemable, convertible preferred stock.......    8,878        --         --         --         --
Stockholders' equity..........................    4,468    66,505    155,153    188,389    426,935

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

OVERVIEW

     We are a global leader in information protection solutions dedicated to protecting online assets. Our proactive line of defense protects networks, servers and desktops against an ever-changing spectrum of threats, with a comprehensive line of products and services designed specifically for the particular needs of enterprise, smaller enterprise, consumer and service provider markets. These threat protection solutions go beyond basic access control to deliver multiple layers of defense that detect, prevent and respond to threats prior to those threats causing damage to our customers' business operations.

     We provide a wide range of proactive protection that spans networks, servers and individual desktops, built around the need for comprehensive, cost-effective detection, prevention and response arising from attacks, misuse and security policy violations, all while ensuring the confidentiality, privacy, integrity and availability of proprietary information.

     Our family of products is a critical element of an active Internet and networking security program within today's world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. Our line of products is designed specifically for the particular needs of enterprise, smaller enterprise, consumer and service provider markets.

     Our managed services offerings currently provide remote management of the industry's best-of-breed security technology including security assessment and intrusion detection systems, firewalls, VPNs, anti-virus and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers' needs and providing professional and managed services.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions they believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  Revenue recognition

     Revenue is recognized under Statement of Position ("SOP") 97-2 as modified by SOP 98-9, when the following criteria have been met:

     - persuasive evidence of an arrangement exists;

     - delivery has occurred or services have been rendered;

     - price is fixed and determinable; and

     - collection is probable.

     We recognize perpetual license revenues from ISS developed products upon
(i) delivery of software or, if the customer has evaluation software, delivery of the software key and (ii) issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts are billable. Product sales consist of (i) appliances sold in conjunction with ISS licensed software and (ii) software developed by third party-partners, combined in some instances with associated hardware appliances and partner maintenance services. These sales are recognized upon shipment to the customer.

     License sales of enterprise and small enterprise products are generated both through a direct sales force and through resellers. License sales of small office/home office and consumer products are made through a distributor to retail establishments and are sold directly to customers via the Internet. License revenue for sales made through resellers and distributors are recognized only when the product is delivered to the end user.

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

     Multiple element arrangements can include any combination of hardware, software or services. When some elements are delivered prior to others in an arrangement, revenue is deferred until the delivery of the last element unless there is all of the following:

     - vendor specific objective evidence (VSOE) of fair value of the undelivered elements;

     - the functionality of the delivered elements is not dependent on the undelivered elements;

     - delivery of the delivered elements represents the culmination of the earnings process

     Our historical rate of return for our software products is negligible. We offer demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. We did not have any transactions in 1999, 2000 or 2001 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that we licensed software or provided services to that organization.

  Allowance for doubtful accounts

     Our sales are global, including companies located in the United States, Europe, Latin America and the Asia/Pacific regions. We perform periodic credit evaluations of our customer's financial condition and do not require collateral. Credit risk with respect to trade accounts receivable are limited due to the large number of entities that comprise the Company's customer base. We provide for estimated credit losses as such losses become probable and such losses have been within management's expectations. While credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Impairment of goodwill

     We have significant intangible assets related to goodwill. We periodically evaluate acquired businesses for potential impairment. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business is impaired. Any resulting impairment could have a material adverse impact on our financial statements and results of operations. During the year ended December 31, 2001 we did not record any impairment losses related to goodwill.

ACQUISITIONS

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

     On June 5, 2001, we acquired 100% of the outstanding stock of Network ICE Corporation, a privately held corporation based in San Mateo, California ("Network ICE"). Network ICE was a leading developer of desktop intrusion protection technology and highly scalable security management systems. The merger was accounted for as a purchase and, accordingly, the operating results of Network ICE are included in the consolidated financial statements of ISS from the date of acquisition. Substantially all of the aggregate purchase price of $237.6 million was allocated to goodwill, with the remainder allocated to identified intangibles, including in-process research and development, developed technology, customer relationships, and to deferred compensation related to stock options assumed.

     Two acquisitions, ISYI and Seguranca Ativa de Redes Internet e Sistemas Ltda ("SARIS") were completed in the third quarter of 2000. ISYI is a leader in advanced network security monitoring services in the Italian market and an early provider of remote security monitoring services. The ISYI transaction has been accounted for using the pooling-of-interests method; however, this transaction was not material to ISS's consolidated operations and financial position and, therefore, our operating results have not been restated for this transaction. Our operating results include the results of operations of ISYI since the date of acquisition. The SARIS transaction has been accounted for using the purchase method of accounting and accordingly our operating results include the results of operations of SARIS since the date of acquisition.

     Acquisitions of Netrex, Inc. and NJH Security Consulting were completed in the third quarter of 1999. Netrex was a leading provider of remote, security monitoring services. NJH Security Consulting included a technology foundation to provide an outsourced solution for the automatic detection and management of customers' security risks using ISS software solutions. This technology was incorporated into our managed security service offerings. These transactions were accounted for using the pooling-of-interests method of accounting. Our consolidated financial statements have been restated for all periods presented to include the results of Netrex. The acquisition of NJH Security Consulting was not material to our consolidated operations and financial position and, therefore, the operating results of ISS have not been restated for this transaction. The operating results of ISS include the results of operations of NJH since the date of acquisition.

     We have experienced significant annual revenue growth year-after-year. Except for our quarter ended June 30, 2001 decrease from the previous quarter ended March 31, 2001, we have had consistent quarterly increases over the last five years in measuring sequential quarterly revenues. The third and fourth quarters ended September 30, 2001 and December 31, 2001 showed sequential quarterly revenue growth over the second quarter ended June 30, 2001. Many factors effect financial performance, and past performance is no assurance of similar future performance. We expect, in the long-term, to continue to expand our domestic and international sales and marketing operations; increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities; seek acquisition candidates with products, technologies or services capabilities complimentary to our solutions; and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. At the same time, we will adjust our organization size in light of current economic conditions. Due to the decrease in revenues for the quarter ended June 30, 2001, we resized our operations during the third quarter of 2001, resulting in personnel reductions and expected decreases in various operating expenses, with emphasis also on controlling discretion-ary spending and capital expenditures. While we believe in the long-term success of our business solutions, our prospects must be considered in light of the recent experience, risks and difficulties that are frequently encountered by companies in new and rapidly evolving markets. See "Risk Factors".

RESULTS OF OPERATIONS

     The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                1999      2000      2001
                                                                -----     -----     -----
Consolidated Statement of Operations Data:
  Product licenses and sales...............................       63%       62%       55%
  Subscriptions............................................       21        21        30
  Professional services....................................       16        17        15
                                                                 ---       ---       ---
          Total revenues...................................      100       100       100
                                                                 ---       ---       ---
Cost of revenues:
  Product..................................................       16        12         6
  Subscriptions and services...............................       16        19        23
                                                                 ---       ---       ---
          Total cost of revenues...........................       32        31        29
Research and development...................................       18        16        16
Sales and marketing........................................       37        35        41
General and administrative.................................        8         7         9
Write-off of lease obligation..............................       --        --         1
Charge for in-process research and development.............       --        --         1
Merger costs...............................................        2        --        --
Amortization of goodwill...................................       --        --        12
Amortization of intangibles & stock based compensation.....        1        --         2
                                                                 ---       ---       ---
          Total costs and expenses.........................       98        89       111
                                                                 ---       ---       ---
Operating income (loss)....................................        2%       11%      (11)%
                                                                 ===       ===       ===

REVENUES

  Product licenses and sales

     Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation at 63% of total revenues in 1999, 62% in 2000 and 55% in 2001. The decrease in product licenses and sales as a percentage of total revenues over the past two years is primarily due to the decrease in the sales of third-party products.

     We made several changes in 2000 and 2001 that impacted the level of sales of third-party products. Primarily, this movement away from direct sales of third-party products was a conscious effort to simplify our business by focusing on our own ISS solutions. The business of selling third-party products arose from our Netrex acquisition in 1999. Although we have de-emphasized sales of third party products, we continue it as part of our managed security services offerings. Additionally, we modified our agreement with Nokia, a maker of appliances that work in conjunction with ISS RealSecure software and certain Checkpoint software. We previously purchased and resold these Nokia appliances with ISS RealSecure software, but now the sale of the Nokia appliances occurs primarily through Nokia resellers, with the sale of ISS RealSecure software directly by us or through our resellers to our customers. This change lowered our sales because the Nokia appliances component of sales is now occurring through Nokia resellers.

     License sales of enterprise and small enterprise products are generated both through a direct sales force and through resellers. When our resellers generate sales, revenues are recognized when the end user sale has occurred, which is identified through electronic delivery of a software key that is necessary to operate the product.

     License sales of small office/home office and consumer products are made through distributors to retail establishments and are sold directly to customers via the Internet. License revenue for sales made through our distributors is recognized only when the product is sold to the end user.

     We continue to add functionality to our product family, providing network, server and desktop-based solutions, as well as to our security management applications. In the second quarter of 2001, the acquisition of Network ICE added desktop intrusion detection and highly scalable security management systems to the family. Additionally, we announced our pervasive protection platform strategy to converge intrusion detection and security assessment technologies into one system for enhanced accuracy and simplified management. In the third quarter of 2001, we released several enhancements to our product offerings that included our pervasive protection platform strategy and incorporated some technology from the Network ICE product set. In the fourth quarter of 2001, we initiated a controlled release of RealSecure SiteProtector 1.0, the first version of our new security management platform, and Security Fusion Module 1.0, the first automated security intelligence module for RealSecure SiteProtector. A controlled release consists of shipping the software to selected customers. We did a full launch of RealSecure SiteProtector 1.0 and Security Fusion Module 1.0 during the first quarter of 2002. These improvements as well as planned new offerings are intended to provide our customers with more powerful and easier-to-use solutions for security management across the enterprise.

  Subscriptions

     Subscriptions revenue represented 21% of total revenues in 1999 and 2000, and increased to 30% of total revenues in 2001. Subscription revenues consist of maintenance, term licenses of product usage and security-monitoring fees for managed services offerings. The increase in subscriptions revenue as a percentage of total revenues was primarily due to maintenance, the largest component, which grew from 12% of total revenues in 1999 to 13% in 2000 and to 20% in 2001. This growth is due to a high level of maintenance contract renewals and the continuing increase of our software client base that generate maintenance revenues. Managed services grew to 6% of total revenues in the year 2001, as compared with 4% in the years 2000 and 1999.

  Professional Services

     Professional services revenue represented 16% of total revenues in 1999 increasing to 17% in 2000 and decreasing to 15% in 2001. In 1999 and 2000 we continued to build our service capabilities to address demand from our customers for security consulting and implementation services. During 2001, professional services as a percentage of total revenues decreased as a result of reduced customer spending as entities curtailed costs in the second half of 2001. Further contributing to this decline in 2001 was a narrowing of our consulting offerings to focus on services that directly contribute to our protection platform strategy. We also decreased the number of training classes related to third-party products and increased our emphasis on courses related to ISS solutions.

  Geographic regions

     Geographically, we derived the majority of our revenues from sales to customers within the Americas region; however, international operations continued to be a significant contributor to revenues and a growing percentage of the business. Revenues by region represented the following percentages of total revenues:

                                                              1999   2000   2001
                                                              ----   ----   ----
Americas....................................................   84%    79%    71%
EMEA........................................................   11%    13%    15%
Asia/Pacific Rim............................................    5%     8%    14%

     Revenues in EMEA and Asia/Pacific Rim grew from 1999 to 2001 due to geographical expansion in their regions and a level of economic recovery in some of the Asia/Pacific Rim region. The Americas revenue decreased from 2000 to 2001 as a percent of total revenue due to the reduction in sales of third party products. This business arose in 1999 from our acquisition of Netrex that operated only in the United States. Additionally, a more difficult macro-economic condition existed in 2001 in the United States.

     The financial data for each segment can be found in Note 10 to the Consolidated Financial Statements in Item 14.

COSTS AND EXPENSES

     In the quarter ended September 30, 2001, we resized the business as the result of disappointing sales results in the quarter ended June 30, 2001. This included personnel reductions in all areas of the business and decreases in various operating expenses, with emphasis also on controlling discretionary spending and capital expenditures. The severance costs, contract termination and office consolidation costs incurred in the third quarter of 2001 related to these activities are included in the appropriate expense categories and totaled approximately $2.1 million.

  Cost of product licenses and sales

     Cost of product licenses and sales consists of several components. Costs associated with licensing our products are minor. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or directly sell to our customers in providing a single solution source. Costs of product revenues as a percentage of total revenues decreased from 16% in 1999 to 12% in 2000 and to 6% in 2001, as sales of partner software and hardware appliances represented a lower percentage of total revenues. This decrease was primarily the result of a reduction in sales of third party products. The continued decrease as a percent of revenue is consistent with our movement away from the direct sales of third-party products, except where related to ISS managed services.

  Cost of subscription and services

     Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the security operations center ("SOC") costs of providing managed security monitoring services and the costs related to consulting and training. These costs as a percentage of total revenues were 16% in 1999, 19% in 2000 and 23% in 2001. The percentage increases year-over-year are a result of our significant commitment to subscription and services revenues. We expanded our managed security offering capabilities in terms of automated systems, number of managed security operations centers and personnel resources. We made an increased investment in automated systems and personnel resources for our Asia/Pacific SOC, which began operating in the third quarter of 2001, and in our United States SOC to handle anticipated growth. We added professional services capabilities and more automated technical support programs over the last year. As we narrowed the scope of our professional service and training offerings in the latter half of 2001, we took actions to reduce personnel in the consulting and training groups to achieve appropriate gross margins at expected revenue levels.

  Research and development

     Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the X-Force, our internal team of security experts. We also increased the number of our development personnel focused on our best-of-breed products, enterprise applications, managed services offerings and research for future product offerings, including the addition of approximately 20 engineers from the June 2001 Network ICE acquisition. We increased these expenditures, as we believe primary research and product development and managed service offerings are essential ingredients for retaining our leadership position in the market. Accordingly, research and development expenses increased in absolute dollars from $20.4 million in 1999 to $31.3 million in 2000 and to $35.4 million in 2001. These costs represented 18% of total revenues in 1999, and 16% in both 2000 and 2001. We continue to integrate the Network ICE technologies into our technologies under the leadership of our Vice President of Engineering and Development, the former chief executive officer of Network ICE. Our personnel reduction actions in the third quarter of 2001 included our development group, and we expect these costs to decrease as a percentage of revenues in future quarters through controlled growth relative to our planned revenue expansion. We will continue to seek more leverage in the research and development area while continuing to invest in the enhancement of current technologies and the development of new technologies.

  Sales and marketing

     Sales and marketing expenses consist primarily of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. Sales and marketing expenses were $43.1 million in 1999, $68.0 million in 2000 and $92.0 million in 2001. Sales and marketing expenses decreased as a percentage of total revenues from 37% in 1999 to 35% in 2000, primarily due to the greater levels of productivity achieved by our sales force. The increase to 41% in 2001 is the result of several factors. More difficult economic conditions in 2001 resulted in increased sales and marketing efforts in order to achieve our targets, especially after our disappointing results for the second quarter of 2001. We incurred severance costs in the third quarter of 2001 as a result of our headcount reduction. Finally, sales of third party products, which carry a lower sales commission rate, decreased. While it is our expectation to gain leverage in our sales and marketing costs in the future, this will be largely dependent on economic and competitive conditions in future periods.

  General and administrative

     General and administrative expenses of $9.2 million in 1999, $14.5 million in 2000 and $20.4 million in 2001, represented approximately 8% in 1999, 7% in 2000 and 9% in 2001, of our total revenues. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services costs, and legal, accounting and other professional service fees. The increase in these expenses from 1999 to 2000 and from 2000 to 2001 is partially attributable to our efforts, through additional employees and systems, to enhance our management's ability to obtain and analyze information about our domestic and international operations, and to support a larger employee base, as well as the expansion of our facilities. In November 2000 we began occupying our corporate headquarters in Atlanta and moved the balance of our Atlanta personnel in the first quarter of 2001, incurring expenses associated with the move. The third quarter of 2001 included severance, contract termination and office consolidation costs that caused general and administrative costs to increase in this period.

  Write-off of lease obligation

     In the first quarter of 2001, we completed the relocation of our Atlanta personnel into our corporate headquarters. We recorded a $1.1 million charge resulting from the write-off of the remaining lease obligation on our previous Atlanta headquarters office space. This non-recurring expense originated in the first quarter of 2001, as available subleased space in the area grew substantially in the quarter as the result of layoffs, closures and consolidations, reducing the prospects of subleasing our old space.

  Charge for in-process research and development

     We have reflected a charge of $2.9 million in 2001 for the write-off of in-process research and development costs associated with the Network ICE acquisition in June 2001. In-process research and development had not reached technological feasibility based on identifiable technological risk factors which indicated that even though successful completion was expected, it was not assured at the acquisition date and was immediately charged to operations.

  Merger costs

     Merger costs of $2.3 million in 1999 represented the direct out-of-pocket costs incurred in connection with two acquisitions accounted for using the pooling method of accounting -- Netrex, Inc. and NJH Security Consulting. These costs were principally investment advisor, legal and accounting fees. Direct out of pocket costs incurred for other acquisitions accounted for using the purchase method of accounting were included as a part of the total acquisition cost.

  Amortization

     We incurred amortization expense of $319,000 in 1999, $480,000 in 2000 and $26.5 million in 2001 related to goodwill and $674,000 in 1999 and 2000 and $5.2 million in 2001 related to intangible assets and stock based compensation, resulting from acquisitions accounted for under the purchase method of accounting. The significant increase from 2000 to 2001 of amortization expense resulted from our June 2001 acquisition of Network ICE. Under the recently issued Financial Accounting Standards for Business Combinations and Goodwill and Other Intangible Assets, beginning January 1, 2002, goodwill will no longer be amortized but will be subject to periodic tests for impairment.

  Interest income

     Net interest income increased from $5.9 million in 1999 to $8.4 million in 2000, and decreased to $6.3 million in 2001. The increase between 1999 and 2000 resulted primarily from an increase in the amount of cash invested in interest bearing securities due to our secondary public offering. The decrease in interest income from 2000 to 2001 resulted from lower market rates of interest on debt securities. The market rate of interest paid on investment quality commercial paper and similar investments dropped from approximately 6.5% during 2000 to approximately 2% at the end of 2001. As a result, interest income decreased despite a increase in cash and cash equivalents and interest bearing marketable securities.

  Minority interest

     Minority interest totaled $336,000 in 2001. Minority interest represents the portion of earnings that would be distributed to shares not held by us if the Asia Pacific subsidiary declared a dividend equal to its earnings. In March 2001 we sold approximately 2% of the outstanding shares of our Asia/Pacific Rim subsidiary to employees and key partners. In September 2001, our Asia Pacific subsidiary sold newly issued shares equal to approximately 10% of its previously outstanding shares in its initial public offering on the Japan over-the counter market.

  Other income

     Other income includes a subsidiary IPO gain of $13.6 million from an initial public offering on the Japan over-the-counter market by our subsidiary responsible for Asia and Pacific Rim operations. We believe that the IPO will provide more visibility of this operation in its marketplace, in addition to providing funds for the expansion of the business. Other income also includes non-recurring other income of $1.6 million generated from the March 2001 sale of approximately 2% of the outstanding shares of our Asia/Pacific Rim subsidiary to employees and key partners. These income amounts represent the difference between proceeds received and the underlying basis in the stock less the minority interest in such gains. In anticipation of the IPO, options were granted in the subsidiary as a means of retaining key employees. The price for the shares and exercise price for the options was established based on a valuation of the subsidiary by an independent appraisal firm.

  Foreign currency exchange gain (loss)

     The exchange loss of $136,000 in 1999 and $331,000 in 2000 and the exchange gain of $175,000 in 2001 are a result of fluctuations in currency exchange rates between the U.S. Dollar and other currencies, primarily the Euro and the Japanese Yen and changes in value of assets and liabilities that are denominated in foreign currencies.

  Provision for income taxes

     We recorded a provision for income taxes of $976,000 in 1999, $10.3 million in 2000 and $12.5 million in 2001. These provisions included taxes for Japanese and European operations and the results of Netrex following our August 1999 merger. Prior to the merger, Netrex profits were taxed at the shareholder level.

     In 1999, we utilized loss carryforwards to offset tax expense that would otherwise be recorded on profits from certain operations for 1999. As of December 31, 1999 substantially all loss carryforwards that would reduce future income tax expense related to United States operations had been utilized. While income tax expense was recorded on domestic income in 2000 and 2001, taxes payable were reduced by deductions related to the employee exercise of stock options. The tax benefit for the use of these stock option deductions was recorded as additional paid-in capital. As of December 31, 2001 we had a net operating loss carryforward of approximately $84 million related to stock option deductions. The tax benefit for this carryforward will be recorded as additional paid-in-capital when it is realized. We also have approximately $2.4 million of research and development tax credit carryforwards, which expire between 2011 and 2020 and foreign tax credit carryforwards of $1.0 million that expire in 2006.

  Quarterly Results of Operations

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2001, as well as such data expressed as a percentage of our total revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. As a result of the risks associated with the new and rapidly evolving market that we serve, the operating results for any quarter below are not necessarily indicative of results for any future period.

                                                 2000                                         2001
                               ----------------------------------------    -------------------------------------------
                                MAR.       JUN.       SEPT.      DEC.       MAR.        JUN.       SEPT.        DEC.
                                 31         30         30         31         31          30          30          31
                               -------    -------    -------    -------    -------    --------    --------    --------
                                                               (AMOUNTS IN THOUSANDS)
CONSOLIDATED STATEMENT OF
    OPERATIONS DATA:
Revenues:
  Product and license
    sales....................  $24,778    $26,331    $31,770    $36,824    $36,176    $ 28,088    $ 27,435    $ 30,686
  Subscriptions..............    8,089      9,537     10,938     13,142     15,136      15,460      17,663      18,428
  Professional services......    6,424      8,349      9,079      9,714      9,843       8,162       7,636       8,846
                               -------    -------    -------    -------    -------    --------    --------    --------
                                39,291     44,217     51,787     59,680     61,155      51,710      52,734      57,960
Costs and expenses:
  Cost of revenues...........   11,988     13,039     16,409     17,988     18,382      17,064      14,189      14,512
  Research and development...    6,802      7,566      8,449      8,499      8,315       8,940       9,276       8,882
  Sales and marketing........   14,284     15,658     17,406     20,684     21,634      23,913      23,449      23,005
  General and
    administrative...........    2,884      3,491      3,429      4,677      4,511       5,085       5,509       5,337
  Write-off of lease
    obligation...............                                                1,072          --          --          --
  Charge for in-process
    research and
    development..............       --         --         --         --         --       2,910          --          --
  Amortization of goodwill...       80         80        119        202        198       3,930      11,393      10,984
  Amortization of intangibles
    and stock based
    compensation.............      168        168        168        168        168       1,146       2,213       1,700
                               -------    -------    -------    -------    -------    --------    --------    --------
        Total costs and
          expenses...........   36,206     40,002     45,982     52,216     54,280      62,988      66,029      64,420
Operating income (loss)......    3,085      4,215      5,805      7,464      6,875     (11,278)    (13,295)     (6,460)
Interest income, net.........    1,868      2,070      2,253      2,224      1,958       1,792       1,524         976
Minority interest............       --         --         --         --         --          --        (156)       (180)
Other income, including Japan
  IPO gain...................       --         --         --         --      1,638          --      13,620        (126)
Foreign currency exchange
  gain (loss)................     (126)        95       (463)       163       (251)        (31)       (163)        620
                               -------    -------    -------    -------    -------    --------    --------    --------
Income (loss) before income
  taxes......................    4,827      6,380      7,595      9,851     10,220      (9,517)      1,530      (5,170)
Provision for income taxes...    1,757      2,299      2,740      3,542      3,679      (3,907)      7,618       5,131
                               -------    -------    -------    -------    -------    --------    --------    --------
Net income (loss)............  $ 3,070    $ 4,081    $ 4,855    $ 6,309    $ 6,541    $ (5,610)   $ (6,088)    (10,301)
                               =======    =======    =======    =======    =======    ========    ========    ========

                                                 2000                                         2001
                               ----------------------------------------    -------------------------------------------
                                MAR.       JUN.       SEPT.      DEC.       MAR.        JUN.       SEPT.        DEC.
                                 31         30         30         31         31          30          30          31
                               -------    -------    -------    -------    -------    --------    --------    --------
                                                               (AMOUNTS IN THOUSANDS)
AS A PERCENTAGE OF TOTAL
  REVENUES:
Revenues:
  Product and license
    sales....................       63%        59%        61%        62%        59%         54%         52%         53%
  Subscriptions..............       21%        22%        21%        22%        25%         30%         34%         32%
  Professional services......       16%        19%        18%        16%        16%         16%         14%         15%
                               -------    -------    -------    -------    -------    --------    --------    --------
                                   100%       100%       100%       100%       100%        100%        100%        100%
Costs and expenses:
  Cost of revenues...........       31%        30%        32%        30%        30%         33%         27%         25%
  Research and development...       17%        17%        16%        14%        14%         17%         18%         15%
  Sales and marketing........       36%        35%        34%        35%        35%         46%         45%         40%
  General and
    administrative...........        7%         8%         7%         8%         7%         10%         10%          9%
  Write-off of lease
    obligation...............       --         --         --         --          2%         --          --          --
  Charge for in-process
    research and
    development..............       --         --         --         --         --           6%         --          --
  Amortization of goodwill...       --         --         --         --         --           8%         22%         19%
  Amortization of intangibles
    and stock based
    compensation.............       --         --         --         --         --           2%          4%          3%
                               -------    -------    -------    -------    -------    --------    --------    --------
        Total costs and
          expenses...........       92%        91%        89%        88%        89%        122%        125%        111%
                               -------    -------    -------    -------    -------    --------    --------    --------
  Operating income (loss)....        8%         9%        11%        12%        11%        (22%)       (25%)       (11%)
                               =======    =======    =======    =======    =======    ========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

     Our financial position remained strong throughout 2001 despite the economic downturn. Our cash and cash equivalents increased from $66.2 million at December 31, 2000 to $108.0 million at December 31, 2001. Marketable securities investments, which are all highly rated debt obligations with maturities greater than 3 months to maturity but less than 9 months decreased from $65.9 million at December 31, 2000 to $55.1 million at December 31, 2001.

     During fiscal 2001 we met our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in 2001 totaled $39.4 million compared to $20.5 million in 2000 and $11.8 million in 1999. Accounts receivable decreased $9.3 million compared to increases of $28.7 million in 2000 and $10.2 million in 1999. These changes were primarily the result of changes in sales levels in the fourth quarter of the respective periods, increasing from 1999 to 2000 and decreasing from 2000 to 2001. We measure our accounts receivable management by our daily sales outstanding (DSO). This is a measurement of accounts receivable divided by billings in the quarter, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was 63, 77 and 78 days at December 31, 1999, 2000 and 2001, respectively.

     Our investing activities of $12.2 million in 2001 included the purchase of $116.8 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $127.3 million. We invest excess cash in short and intermediate term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. The marketable securities investments are limited to highly rated debt obligations that have only a remote risk of loss of principal.

     We also invested in equipment totaling $31.7 million as we provided existing and new personnel with the computer hardware and software environment necessary to perform their job functions, expanded our managed security services infrastructure, and incurred leasehold improvement costs for our new headquarters. We expect a reduced level of equipment investment in 2002 because the initial phase of our headquarters facility is completed and the growth in our employment has slowed. In addition, the net proceeds of $16.5 million on the sales of stock of our Japan subsidiary IPO was an investing activity source of cash.

     Our financing activities provided $16.2 million of cash in 2001, which consisted of proceeds of $14.0 million from the exercise of stock options by our employees and $2.2 million of proceeds from the issuance of common stock through our Employee Stock Purchase Plan.

     At December 31, 2001, we had $163.2 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and investment grade commercial paper. An additional $12.5 million of commercial paper investments are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted cash. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events, or uncertainties that are reasonably likely to result in any significant change to our liquidity. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

     We do not have any off-balance sheet financing arrangements or any relationships with "structured finance" or "special purpose" entities. Other than our non-cancelable operating leases for office space, we do not have any contractual obligations that would impact our liquidity. Our payment for operating leases is secured by three stand-by letters of credit totaling approximately $10,600,000. The stand-by letters of credit are annually renewable over the duration of the applicable leases. We do not anticipate utilizing these stand-by letters of credit to provide any liquidity needs.

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

  We Operate in a Rapidly Evolving Market

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

     - large companies, including Symantec Corp., Cisco Systems, Inc., Network Associates, Inc., Enterasys Networks, Inc. and Bindview Development Corp., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

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

     - the extents to which hackers and others seek to compromise secure systems;

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

     - compliance with, and unexpected changes in, a wide range of complex regulatory requirements in countries where we do business;

     - increased financial accounting and reporting burdens and complexities and potentially adverse tax consequences;

     - excess taxation due to overlapping tax structures;

     - fluctuations in foreign currency exchange rates resulting in losses or gains from transactions and expenses denominated in foreign currencies;

     - reduced protection for intellectual property rights in some countries;
       and

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

  We Depend on Our Intellectual Property Rights and Use Licensed Technology

     We rely primarily on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have fifteen patent applications under review. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining our technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of relatively short-term investments, including commercial paper and overnight repurchase agreements. As of December 31, 2001, $23,237,000 of our securities mature in more than three months and $1,387,000 of our securities mature in more than six months.

RISK ASSOCIATED WITH FOREIGN EXCHANGE RATES

     ISS is subject to foreign exchange risk as a result of exposures to changes in currency exchange rates. Our foreign operations are, for the most part, naturally hedged against exchange rate fluctuations since both revenues and expenses of each foreign affiliate are denominated in the same currency. As a result, an unfavorable change in the exchange rate for any particular foreign subsidiary would result in lower revenues and expenses with regards to operating results, and lower assets and liabilities with regards to the balance sheet. Therefore, we do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses remains minimal.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index to Consolidated Financial Statements at Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to our definitive Proxy Statement for the annual meeting of stockholders to be held on May 29, 2002 (the "'Proxy Statement") under the sections captioned "Proposal
1 -- Election of Directors," "Executive Compensation -- Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. Consolidated Financial Statements. The following consolidated financial statements of Internet Security Systems, Inc. are filed as part of this Form 10-K on the pages indicated:

                                                               PAGE
                                                               ----
INTERNET SECURITY SYSTEMS, INC.
Report of Independent Auditors..............................    34
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................    35
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 2000 and 2001..........................    36
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 2000 and 2001..............    37
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001..........................    38
Notes to Consolidated Financial Statements..................    39
2. Consolidated Financial Statement Schedules:
Schedule II -- Valuation and Qualifying Accounts............    55

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

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 2.1      --   Agreement and Plan of Merger by and among Internet Security
               Systems, Inc., ISS Acquisition Corp. II, Network ICE
               Corporation and certain selling shareholders of Network ICE
               Corporation incorporated by reference to Form 10-Q for
               Quarter Ending March 31, 2001.
 3.1      --   Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, dated
               November 14, 2000 and incorporated by reference herein).
 3.2      --   Bylaws (filed as Exhibit 3.2 to the Company's Registration
               Statement on Form S-1, Registration No. 333-44529 (the "Form
               S-1") and incorporated by reference herein).
 4.1      --   Specimen Common Stock certificate (filed as Exhibit 4.1 to the Form S-1 and incorporated by reference herein).
 4.2      --   See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the
               rights of holders of the Company's Common Stock.
 4.3      --   1999 Network ICE Stock Option Plan, incorporated by
               reference to Exhibit 4.1 to Form S-8, Registration No.
               333-62658, filed on June 8, 2001.
 4.4      --   Restated 1995 Stock Incentive Plan (as amended and restated
               as of May 23, 2001) incorporated by reference to Exhibit 4.2 to Form S-8, Registration No. 333-62658, filed June 8, 2001.
 4.5      --   Netrex, Inc. 1998 Stock Plan incorporated by reference to
               Exhibit 99.15 to Form S-8, Registration Statement No.
               333-89563, filed October 22, 1999.
10.1      --   Stock Exchange Agreement dated December 9, 1997 (filed as
               Exhibit 10.4 to the Form S-1 and incorporated by reference herein).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.2      --   Forms of Non-Employee Director Compensation Agreement,
               Notice of Stock Option Grants and Stock Option Agreement
               (filed as Exhibit 10.6 to the Form S-1 and incorporated by reference herein).
10.3      --   Form of Indemnification Agreement for directors and certain officers (filed as Exhibit 10.8 to the Form S-1 and
               incorporated by reference herein).
10.4      --   Lease for Atlanta headquarters and research and development facility (filed as Exhibit 10.10 to the Company's Annual
               Report on Form 10-K, dated March 30, 2000 and incorporated by reference herein)
10.5      --   Letter Agreement dated August 18, 2000 with Lawrence
               Costanza (filed as Exhibit 10.14 to the Company's Annual
               Report on Form 10-K, dated March 30, 2001 and incorporated by reference herein)
21.1*     --   Subsidiaries of the Company.
23.1*     --   Consent of Ernst & Young LLP.
24.1*     --   Power of Attorney, pursuant to which amendments to this
               Annual Report on Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.

---------------

* Identifies those filed with this Form 10-K.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended December 31, 2001.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Internet Security Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Internet Security Systems, Inc. (formerly ISS Group, Inc.) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity , and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Security Systems, Inc. (formerly ISS Group, Inc.) at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
January 21, 2002

                        INTERNET SECURITY SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 66,210,000   $108,038,000
  Marketable securities.....................................    65,938,000     55,129,000
  Accounts receivable, less allowance for doubtful accounts
     of $1,188,000 and $2,563,000, respectively.............    56,358,000     50,259,000
  Inventory.................................................     2,275,000      1,768,000
  Prepaid expenses and other current assets.................     5,717,000      6,018,000
                                                              ------------   ------------
          Total current assets..............................   196,498,000    221,212,000
Property and equipment:
  Computer equipment........................................    20,199,000     31,043,000
  Office furniture and equipment............................     9,958,000     20,872,000
  Leasehold improvements....................................     6,609,000     17,835,000
                                                              ------------   ------------
                                                                36,766,000     69,750,000
  Less accumulated depreciation.............................    13,673,000     25,254,000
                                                              ------------   ------------
                                                                23,093,000     44,496,000
Restricted marketable securities............................    12,500,000     12,500,000
Goodwill, less accumulated amortization of $876,000 and
  $27,381,000, respectively.................................     3,167,000    197,060,000
Other intangible assets, less accumulated amortization of
  $1,500,000 and $4,644,000, respectively...................     3,346,000     19,722,000
Other assets................................................     1,636,000      5,994,000
                                                              ------------   ------------
          Total assets......................................  $240,240,000   $500,984,000
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,200,000   $  3,553,000
  Accrued expenses..........................................    15,490,000     20,440,000
  Deferred revenues.........................................    31,675,000     48,139,000
                                                              ------------   ------------
          Total current liabilities.........................    51,365,000     72,132,000
Other non-current liabilities...............................       486,000      1,917,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $.001 par value; 20,000,000 shares
     authorized, none issued or outstanding.................            --             --
  Common stock; $.001 par value; 120,000,000 shares
     authorized, 42,415,000 and 47,871,000 shares issued and
     outstanding, respectively..............................        42,000         48,000
  Additional paid-in capital................................   172,985,000    430,449,000
  Deferred compensation.....................................       (86,000)    (1,985,000)
  Accumulated other comprehensive loss......................      (745,000)    (2,312,000)
  Retained earnings.........................................    16,193,000        735,000
                                                              ------------   ------------
          Total stockholders' equity........................   188,389,000    426,935,000
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $240,240,000   $500,984,000
                                                              ============   ============

                            See accompanying notes.

                        INTERNET SECURITY SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           2000           2001
                                                     ------------   ------------   ------------
Revenues:
  Product licenses and sales.......................  $ 74,050,000   $119,703,000   $122,385,000
  Subscriptions....................................    24,141,000     41,706,000     66,687,000
  Professional services............................    18,296,000     33,566,000     34,487,000
                                                     ------------   ------------   ------------
                                                      116,487,000    194,975,000    223,559,000
Costs and expenses:
  Cost of revenues:
     Product licenses and sales....................    18,842,000     22,653,000     13,439,000
     Subscriptions and professional services.......    18,858,000     36,771,000     50,708,000
                                                     ------------   ------------   ------------
     Total cost of revenues........................    37,700,000     59,424,000     64,147,000
  Research and development.........................    20,412,000     31,316,000     35,413,000
  Sales and marketing..............................    43,124,000     68,032,000     92,001,000
  General and administrative.......................     9,230,000     14,481,000     20,442,000
  Write-off of lease obligation....................            --             --      1,072,000
  Charge for in-process research and development...            --             --      2,910,000
  Merger costs.....................................     2,329,000             --             --
  Amortization of other intangibles and stock-based
     compensation..................................       674,000        674,000      5,227,000
  Amortization of goodwill.........................       318,000        479,000     26,505,000
                                                     ------------   ------------   ------------
                                                      113,787,000    174,406,000    247,717,000
                                                     ------------   ------------   ------------
Operating income (loss)............................     2,700,000     20,569,000    (24,158,000)
Interest income, net...............................     5,902,000      8,415,000      6,250,000
Minority interest..................................            --             --       (336,000)
Other income, including Japan IPO gain.............            --             --     15,132,000
Foreign currency exchange (loss) gain..............      (136,000)      (331,000)       175,000
                                                     ------------   ------------   ------------
Income (loss) before income taxes..................     8,466,000     28,653,000     (2,937,000)
Provision for income taxes.........................       976,000     10,338,000     12,521,000
                                                     ------------   ------------   ------------
Net income (loss)..................................  $  7,490,000   $ 18,315,000   $(15,458,000)
                                                     ============   ============   ============
Basic net income (loss) per share of Common
  Stock............................................  $       0.19   $       0.44   $      (0.34)
                                                     ============   ============   ============
Diluted net income (loss) per share of Common
  Stock............................................  $       0.17   $       0.41   $      (0.34)
                                                     ============   ============   ============
Weighted average shares:
  Basic............................................    39,996,000     41,892,000     45,649,000
                                                     ============   ============   ============
  Diluted..........................................    43,691,000     45,099,000     45,649,000
                                                     ============   ============   ============

                            See accompanying notes.

                        INTERNET SECURITY SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            RETAINED
                                         COMMON STOCK        ADDITIONAL                   COMPREHENSIVE     EARNINGS
                                     --------------------     PAID-IN        DEFERRED        INCOME       (ACCUMULATED
                                       SHARES     AMOUNT      CAPITAL      COMPENSATION      (LOSS)         DEFICIT)
                                     ----------   -------   ------------   ------------   -------------   ------------
Balance at December 31, 1998.......  37,028,000   $37,000   $ 76,152,000   $  (662,000)    $   142,000    $(9,164,000)
 Comprehensive income (loss):
   Net income......................                                                                         7,490,000
   Translation adjustment..........
 Issuance of Common Stock:
   Secondary public offering.......   2,778,000     3,000     77,361,000
   Exercise of stock options.......   1,033,000     1,000      3,948,000
   Pooling-of-interests............     141,000        --          6,000                                      164,000
 Subchapter S distributions of a
   pooled entity...................                                                                          (657,000)
 Amortization of deferred
   compensation....................                                            374,000
                                     ----------   -------   ------------   -----------     -----------    -----------
Balance at December 31, 1999.......  40,980,000    41,000    157,467,000      (288,000)        100,000     (2,167,000)
 Comprehensive income (loss):
   Net income......................                                                                        18,315,000
   Translation adjustment..........                                                           (845,000)
 Issuance of Common Stock:
   Exercise of stock options.......   1,367,000     1,000      5,507,000
   Employee stock purchase plan....      39,000                1,634,000
   Pooling-of-interests............      29,000                                                                45,000
 Amortization of deferred
   compensation....................                                            202,000
 Tax benefit related to employee
   options.........................                            8,377,000
                                     ----------   -------   ------------   -----------     -----------    -----------
Balance at December 31, 2000.......  42,415,000    42,000    172,985,000       (86,000)       (745,000)    16,193,000
 Comprehensive loss:
   Net loss........................                                                                       (15,458,000)
   Translation adjustment..........                                                         (1,567,000)
 Issuance of Common Stock:
   Exercise of stock options.......   1,108,000     2,000     14,012,000
   Employee stock purchase plan....      75,000        --      2,267,000
   Acquisition.....................   4,311,000     4,000    227,815,000    (6,231,000)
   Repurchased 38,478 shares of
    common stock...................     (38,000)       --        (45,000)
 Amortization of deferred
   compensation....................                                          2,169,000
 Adjustment to deferred
   compensation for terminated
   employees.......................                                         (2,163,000)      2,163,000
 Tax benefit related to employee
   options.........................                           15,578,000
                                     ----------   -------   ------------   -----------     -----------    -----------
Balance at December 31, 2001.......  47,871,000   $48,000   $430,449,000   $(1,985,000)    $(2,312,000)   $   735,000
                                     ==========   =======   ============   ===========     ===========    ===========


                                     COMPREHENSIVE       TOTAL
                                        INCOME       STOCKHOLDERS'
                                        (LOSS)          EQUITY
                                     -------------   -------------
Balance at December 31, 1998.......                  $ 66,505,000
 Comprehensive income (loss):
   Net income......................  $  7,490,000       7,490,000
   Translation adjustment..........       (42,000)        (42,000)
                                     ------------
                                     $  7,448,000
                                     ============
 Issuance of Common Stock:
   Secondary public offering.......                    77,364,000
   Exercise of stock options.......                     3,949,000
   Pooling-of-interests............                       170,000
 Subchapter S distributions of a
   pooled entity...................                      (657,000)
 Amortization of deferred
   compensation....................                       374,000
                                     ------------    ------------
Balance at December 31, 1999.......                   155,153,000
 Comprehensive income (loss):
   Net income......................  $ 18,315,000      18,315,000
   Translation adjustment..........      (845,000)       (845,000)
                                     ------------
                                     $ 17,470,000
                                     ============
 Issuance of Common Stock:
   Exercise of stock options.......                     5,508,000
   Employee stock purchase plan....                     1,634,000
   Pooling-of-interests............                        45,000
 Amortization of deferred
   compensation....................                       202,000
 Tax benefit related to employee
   options.........................                     8,377,000
                                     ------------    ------------
Balance at December 31, 2000.......                   188,389,000
 Comprehensive loss:
   Net loss........................  $(15,458,000)    (15,458,000)
   Translation adjustment..........    (1,567,000)     (1,567,000)
                                     ------------
                                     $(17,025,000)
                                     ============
 Issuance of Common Stock:
   Exercise of stock options.......                    14,014,000
   Employee stock purchase plan....                     2,267,000
   Acquisition.....................                   221,588,000
   Repurchased 38,478 shares of
    common stock...................                       (45,000)
 Amortization of deferred
   compensation....................                     2,169,000
 Adjustment to deferred
   compensation for terminated
   employees.......................
 Tax benefit related to employee
   options.........................                    15,578,000
                                                     ------------
Balance at December 31, 2001.......                  $426,935,000
                                                     ============

                            See accompanying notes.

                        INTERNET SECURITY SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1999           2000            2001
                                                              ------------   -------------   ------------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  7,490,000   $  18,315,000   $(15,458,000)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation..............................................     3,989,000       6,329,000     11,302,000
  Amortization of goodwill..................................       318,000         479,000     26,505,000
  Amortization of intangibles and stock based
    compensation............................................       674,000         674,000      5,227,000
  Accretion of discount on marketable securities............    (1,176,000)     (1,088,000)       355,000
  Minority interest.........................................            --              --        336,000
  Charge for in-process research and development............            --              --      2,910,000
  Other non-cash expense....................................       327,000         166,000         86,000
  Income tax benefit from exercise of stock options.........            --       8,377,000      8,159,000
  Gain on sale of subsidiary stock..........................            --              --    (15,252,000)
  Changes in assets and liabilities, excluding the effects
    of acquisitions:
    Accounts receivable.....................................   (10,241,000)    (28,679,000)     9,346,000
    Inventory...............................................      (425,000)     (1,802,000)       507,000
    Prepaid expenses and other assets.......................    (1,312,000)     (4,664,000)    (3,015,000)
    Accounts payable and accrued expenses...................     3,303,000       7,900,000        443,000
    Deferred revenues.......................................     8,822,000      14,520,000      7,903,000
                                                              ------------   -------------   ------------
         Net cash provided by operating activities..........    11,769,000      20,527,000     39,354,000
                                                              ------------   -------------   ------------
INVESTING ACTIVITIES
Acquisitions, net of cash received..........................            --      (1,262,000)    (7,495,000)
Purchases of marketable securities..........................   (55,517,000)   (141,097,000)  (116,843,000)
Net proceeds from maturity of marketable securities.........            --     132,940,000    127,297,000
Purchase of restricted marketable securities................   (12,500,000)             --             --
Purchases of property and equipment.........................    (6,356,000)    (20,291,000)   (31,682,000)
Net proceeds from sale of subsidiary stock..................            --              --     16,529,000
                                                              ------------   -------------   ------------
         Net cash used in investing activities..............   (74,373,000)    (29,710,000)   (12,194,000)
                                                              ------------   -------------   ------------
FINANCING ACTIVITIES
Payments on long-term debt and capital leases...............      (526,000)       (993,000)            --
Capital transactions of merged entity.......................    (1,107,000)             --             --
Proceeds from exercise of stock options.....................     3,949,000       5,507,000     14,013,000
Proceeds from employee stock purchase plan..................            --       1,634,000      2,267,000
Repurchase of stock.........................................            --              --        (45,000)
Net proceeds from public offerings..........................    77,364,000              --             --
                                                              ------------   -------------   ------------
         Net cash provided by financing activities..........    79,680,000       6,148,000     16,235,000
                                                              ------------   -------------   ------------
Foreign currency impact on cash.............................       (42,000)       (845,000)    (1,567,000)
                                                              ------------   -------------   ------------
Net increase (decrease) in cash and cash equivalents........    17,034,000      (3,880,000)    41,828,000
Cash and cash equivalents at beginning of year..............    53,056,000      70,090,000     66,210,000
                                                              ------------   -------------   ------------
Cash and cash equivalents at end of year....................  $ 70,090,000   $  66,210,000   $108,038,000
                                                              ============   =============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid...............................................  $     33,000   $      50,000   $         --
                                                              ============   =============   ============
Capital lease obligations incurred..........................  $    329,000   $          --   $         --
                                                              ============   =============   ============
Income taxes paid...........................................  $     47,000   $     446,000   $  2,273,000
                                                              ============   =============   ============

                        INTERNET SECURITY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     The business of Internet Security Systems, Inc. and its subsidiaries ("ISS") is focused on protecting networks, servers and desktops against an ever changing spectrum of threats, with a comprehensive line of products and services designed specifically for the particular needs of enterprise, smaller enterprise, consumer and service provider markets.

     Internet Security Systems, Inc. (formerly ISS Group, Inc.) was incorporated in the State of Delaware on December 8, 1997 to be a holding company for Internet Security Systems, Inc., a Georgia company incorporated in 1994 to design, market, and sell computer network security assessment software. ISS's shares are traded on the NASDAQ National Market under the ticker symbol "ISSX". In addition, ISS has various other subsidiaries in the United States, Europe and the Asia/Pacific regions with primary marketing and sales responsibilities for ISS's products and services in their respective markets. ISS is organized as, and operates in, a single business segment that provides products, technical support, managed security services and consulting and training services as components of providing security management solutions. ISS is organized around geographic areas: the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia/Pacific Rim. These geographic areas represent our three reportable segments.

     Certain prior year amounts have been reclassified to conform to current year presentation.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its majority-owned subsidiaries. All significant intercompany and investment accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATIONS

     The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are shown separately as a component of stockholders' equity. Revenues and expenses are translated using average exchange rates for the period. Transaction gains and losses are included in results of operations.

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

                        INTERNET SECURITY SYSTEMS, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

REVENUE RECOGNITION

     Revenue is recognized under Statement of Position ("SOP") 97-2 as modified by SOP 98-9, when the following conditions have been met:

     - persuasive evidence of an arrangement exists;

     - delivery has occurred or services have been rendered;

     - price is fixed and determinable; and

     - collection is probable

     ISS recognizes its perpetual license revenue upon (i) delivery of software or, if the customer has evaluation software, delivery of the software key, and
(ii) issuance of the related license, assuming no significant vendor obligations or customer acceptance rights exist. Where payment terms extend over periods greater than twelve months, revenue is recognized as such amounts are billable. Product sales consist of (i) appliances sold in conjunction with ISS licensed software and (ii) software developed by third party-partners, combined in some instances with associated hardware appliances and partner maintenance services. These sales are recognized upon shipment to the customer.

     License sales of enterprise and small enterprise products are generated both through a direct sales force and through resellers. License sales of small office/home office and consumer products are made through a distributor to retail establishments and are sold directly to customers via the Internet. License revenue for sales made through resellers and distributors are recognized only when the product is delivered to the end user.

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

     Professional services revenues include consulting services and training. Consulting services, typically billed on a time-and-materials basis, assist in the successful deployment of our products within customer networks, the development of customers' security policies and the assessment of security policy decisions. Professional services revenues are recognized as the related services are rendered.

     Multiple element arrangements can include any combination of hardware, software or services. When some elements are delivered prior to others in an arrangement, revenue is deferred until the delivery of the last element unless there is all of the following:

     - vendor specific objective evidence (VSOE) of fair value of the undelivered elements;

     - the functionality of the delivered elements is not dependent on the undelivered elements;

     - delivery of the delivered elements represents the culmination of the earnings process

COSTS OF REVENUES

     Costs of revenues include the costs of products and services. Cost of products represents the cost of product sales, which are incurred upon recognition of the associated product revenues. Cost of services includes the cost of the technical support group who provide assistance to customers with maintenance agreements, the operations center costs of providing managed services and the costs related to the professional services and training staff.

                        INTERNET SECURITY SYSTEMS, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

CASH AND CASH EQUIVALENTS

     Cash equivalents include all highly liquid investments with maturities of three months or less when purchased. Such amounts are stated at cost, which approximates market value.

MARKETABLE SECURITIES

     Investment in marketable securities consists of debt instruments of U.S. government agencies and corporate commercial paper. All such marketable securities have a maturity of less than nine months. These investments are classified as available-for-sale and reported at fair market value. The amortized cost of securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Unrealized gains and losses on available-for-sale securities were immaterial for 2000 and 2001. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses) and are included in results of operations. Interest and dividends on securities classified as available-for-sale are included in interest income.

CONCENTRATIONS OF CREDIT RISK

     Product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new technologies or capabilities could adversely affect operating results. In addition, fluctuations of the U.S. dollar against foreign currencies or changes in local regulatory or economic conditions could adversely affect operating results.

     Financial instruments that potentially subject ISS to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. ISS maintains cash and cash equivalents in short-term money market accounts with three financial institutions and in short-term, investment grade commercial paper. Marketable securities consist of United States government agency securities and investment grade commercial paper. ISS's sales are global, primarily to companies located in the United States, Europe, Latin America and the Asia/Pacific regions. ISS performs periodic credit evaluations of its customer's financial condition and does not require collateral. Accounts receivable are due principally from large U.S. companies under stated contract terms. ISS provides for estimated credit losses as such losses become probable. Such losses have been within management's expectations.

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

                        INTERNET SECURITY SYSTEMS, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INVENTORY

     Inventory consists of finished goods purchased for resale and is recorded at the lower of cost or market.

GOODWILL AND INTANGIBLES

     The major classes of intangible assets, including goodwill (excess of cost over acquired net assets), at December 31, 2000 and 2001 are as follows:

                                                       LIFE      2000          2001
                                                       ----   ----------   ------------
Goodwill.............................................   10    $4,043,000   $  4,043,000
Goodwill (Network ICE acquisition)...................    5            --    220,398,000
Less accumulated amortization........................           (876,000)   (27,381,000)
                                                              ----------   ------------
                                                              $3,167,000   $197,060,000
                                                              ==========   ============
Core technology......................................    8    $3,853,000   $  3,853,000
Developed technology.................................    5       778,000     17,808,000
Work force...........................................    6       215,000        215,000
Customer relationships...............................    3            --      2,490,000
                                                              ----------   ------------
                                                               4,846,000     24,366,000
Less accumulated amortization........................         (1,500,000)    (4,644,000)
                                                              ----------   ------------
                                                              $3,346,000   $ 19,722,000
                                                              ==========   ============

     Goodwill and other intangible assets are amortized using the straight-line method over the estimated useful lives indicated. They are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, undiscounted cash flows associated with their carrying value are compared with their carrying values to determine if a write-down to fair value is required.

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

ADVERTISING COSTS

     ISS incurred advertising costs of $1,312,000 in 1999, $2,175,000 in 2000 and $2,636,000 in 2001, which are expensed as incurred and are included in sales and marketing expense in the statements of operations.

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

                        INTERNET SECURITY SYSTEMS, INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

ACCOUNTING FOR SALES OF STOCK BY A SUBSIDIARY

     When a subsidiary of the Company sells shares of its stock at an amount different than the Company's carrying value for the subsidiary's stock, the Company records the difference as a gain or loss in the consolidated statements of operations, if the transaction meets the following conditions: (1) the sale of such shares is not a part of a broader corporate reorganization contemplated or planned by the Company; (2) the Company does not intend to spin-off the related subsidiary to shareholders; (3) reacquisition of shares is not contemplated at the time of issuance; and (4) the subsidiary is not a newly-formed, non-operating entity, a research and development start-up or development stage entity, or an entity whose ability to continue in existence is in question. The Company accounts for sales that do not meet these criteria as capital transactions.

INCOME (LOSS) PER SHARE

     Basic net income (loss) per share (see Note 9) was computed by dividing net income (loss) by the weighted average number of shares outstanding of Common Stock. Diluted net income per share was computed by dividing net income by the weighted average shares outstanding, including common equivalents (when dilutive).

RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of January 1, 2002 and is currently assessing the impact of the pronouncement on the consolidated financial statements.

     In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, ("SFAS 142"), "Accounting for Goodwill and Other Intangibles". Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies are required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company anticipates adopting SFAS 142 in accordance with the provisions of the statement. SFAS 142 may not be applied retroactively. Substantially all of the Company's goodwill balance of $197.1 million as of December 31, 2001, was recorded in June of 2001, in conjunction with the acquisition of Network ICE. The goodwill balance is being amortized over five years. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending December 31, 2002. In 2001, amortization of goodwill totaled $26.5 million.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, ("SFAS 141"), "Business Combinations." This statement eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 will be adopted for business combinations initiated after June 30, 2001.

                        INTERNET SECURITY SYSTEMS, INC.

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

     On June 5, 2001, ISS acquired 100% of the outstanding stock of Network ICE Corporation, a privately held corporation based in San Mateo, California ("Network ICE"). Network ICE is a leading developer of desktop intrusion protection technology and highly scalable security management systems. ISS issued approximately 4,311,000 shares of ISS common stock for all of the outstanding Network ICE common stock and assumed all of the outstanding Network ICE stock options resulting in approximately 289,000 additional ISS shares being reserved for outstanding grants under the Network ICE Stock Plan . The combined fair value of common stock issued, options assumed and acquisition costs was approximately $237.6 million based on the average closing price of our common stock on the merger agreement date of April 30, 2001 and the two days before and after April 30, 2001. Acquisition costs of approximately $8 million consist primarily of financial advisory, legal and accounting fees. The Company adopted a plan to restructure Network ICE whereby 46 Network ICE employees were terminated over a six-month period following the acquisition. As such $1.8 million of severance costs were included in the acquisition costs for severance related to these terminations. At December 31, 2001 all such terminations and related severance payments had been completed. Amounts paid out under such severance arrangements totalled $1.8 million.

     The merger was accounted for as a purchase and, accordingly, the operating results of Network ICE are included in the consolidated financial statements of ISS from the date of acquisition. The adjusted aggregate purchase price was allocated based on a valuation report from an independent appraisal of the Network ICE intangibles and in-process research and development as follows:

Net tangible liabilities of Network ICE.....................   $ (4,020,000)
In-process research and development.........................      2,910,000
Customer Relationships......................................      2,490,000
Technology..................................................     17,030,000
Deferred income taxes.......................................     (7,418,000)
Deferred compensation.......................................      6,231,000
Goodwill....................................................    220,398,000
                                                               ------------
                                                               $237,621,000
                                                               ============

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

     The purchase price in excess of tangible assets, tangible liabilities and identifiable intangible assets has been allocated to goodwill and is being amortized over the estimated useful life of 5 years.

                        INTERNET SECURITY SYSTEMS, INC.

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS -- (CONTINUED)

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

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2000           2001
                                                                -----------    -----------
                                                                  (AMOUNTS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Revenue.....................................................      $204,887       $229,276
Net loss....................................................      $(35,352)      $(41,846)
Basic and diluted net loss per share of Common Stock........      $  (0.77)      $  (0.92)

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

                        INTERNET SECURITY SYSTEMS, INC.

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS -- (CONTINUED)

     Revenues and net income of the separate companies that includes periods preceding the Netrex merger were as follows:

                                                                 1999
                                                             ------------
Total revenues
  ISS......................................................  $ 74,204,000
  Netrex...................................................    42,283,000
                                                             ------------
          Total revenues, as reported......................  $116,487,000
                                                             ============
  Net income...............................................
  ISS......................................................  $  7,326,000
  Netrex...................................................       164,000
                                                             ------------
  Combined.................................................  $  7,490,000
Business combination expenses..............................     2,329,000
Pro forma income tax expense...............................      (368,000)
                                                             ------------
Pro forma net income.......................................  $  9,451,000
                                                             ============

     Pro forma net income reflects adjustments to net income to record an estimated provision for income taxes for each period presented assuming Netrex was a taxpaying entity and excludes merger costs.

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

3. MARKETABLE SECURITIES

     The following is a summary of available-for-sale marketable securities as of December 31:

                                                                2000          2001
                                                             -----------   -----------
Unrestricted:
     U.S. corporate commercial paper.......................  $65,938,000   $53,144,000
     Debt instruments of U.S. government agencies..........           --     1,985,000
  Restricted:
     U.S. corporate commercial paper.......................   12,500,000    12,500,000
                                                             -----------   -----------
                                                             $78,438,000   $67,629,000
                                                             ===========   ===========

     As of December 31, 2000 and 2001 the cost of marketable securities approximated fair value. The contractual maturities of all of these investments were less than one year as of December 31, 2001. Marketable

                        INTERNET SECURITY SYSTEMS, INC.

3. MARKETABLE SECURITIES -- (CONTINUED)

securities of $12,500,000 are restricted as of December 31, 2001 as collateral for letters of credit issued in relation to operating leases for facilities.

4. STOCK OPTION PLANS

     ISS's Incentive Stock Plan (the "Plan") provides for the granting of qualified or nonqualified options to purchase shares of ISS's Common Stock. Under the Plan, at December 31, 2001 there are 12,539,377 shares reserved for future issuance which increases automatically on the first trading day of each year by an amount equal to 3% of the number of shares of Common Stock outstanding on the last trading day of the preceding year. An additional 160,000 shares have been reserved for non-statutory options issued in 1997 to non-employee directors.

     In June 2001, as a result of acquisition of Network ICE, the Company assumed all outstanding Network ICE stock options. Each Network ICE stock option assumed is subject to the same terms and conditions as the original grant and generally vest over four years and expires ten years from the date of grant. Each option was adjusted at a ratio of 0.13529 shares of ISS common stock for each one share of Network ICE common stock.

     A summary of ISS's stock option activity is as follows:

                                                         1999                     2000                     2001
                                                ----------------------   ----------------------   ----------------------
                                                              WEIGHTED                 WEIGHTED                 WEIGHTED
                                                              AVERAGE                  AVERAGE                  AVERAGE
                                                 NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                  SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                                -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of year..............    5,205,000    $5.35       5,067,000    $13.58      5,252,000    $36.54
  Granted.....................................    1,719,000    33.94       2,253,000     67.88      1,663,000     32.15
  Exercised...................................   (1,033,000)    3.81      (1,366,000)     4.63     (1,108,000)    12.65
  Canceled....................................     (884,000)   15.45        (702,000)    33.61     (1,092,000)    46.52
  Assumed.....................................       60,000     3.51              --        --        289,000     14.79
                                                -----------              -----------              -----------
Outstanding at end of year....................    5,067,000    13.58       5,252,000     36.54      5,004,000     36.98
                                                ===========              ===========              ===========
Exercisable at end of year....................    2,693,000     3.00       1,430,000     13.24      1,386,000     22.74
                                                ===========              ===========              ===========
Weighted average fair value of options granted
  during the year.............................  $     29.01              $     59.25              $     27.76
                                                ===========              ===========              ===========

     All Network ICE options assumed by ISS were included in the purchase price based on their fair value. The intrinsic value of the unvested options has been allocated to deferred compensation and is being amortized over the remaining vesting period of the related options. Deferred compensation recorded in June 2001 was approximately $6.2 million. Amortization of this deferred compensation was $2,083,000 in 2001.

                        INTERNET SECURITY SYSTEMS, INC.

4. STOCK OPTION PLANS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                           OPTIONS FULLY
                                         OPTIONS OUTSTANDING           VESTED AND EXERCISABLE
                                     ----------------------------   ----------------------------
                                       NUMBER OF       WEIGHTED          NUMBER
                                        OPTIONS         AVERAGE        EXERCISABLE      WEIGHTED
                                     OUTSTANDING AT    REMAINING           AT           AVERAGE
                                      DECEMBER 31,    CONTRACTUAL     DECEMBER 31,      EXERCISE
RANGE OF EXERCISE PRICES                  2001           LIFE             2001           PRICE
------------------------             --------------   -----------   -----------------   --------
$.08-.49...........................       64,000         4.85             64,000         $ 0.20
$.50-3.99..........................      516,000         6.02            504,000           3.33
$4.00-11.99........................      839,000         8.32            173,000           6.41
$12.00-24.99.......................      776,000         8.84            140,000          18.17
$25.00-54.99.......................      740,000         8.17            229,000          29.84
$55.00-69.99.......................    1,378,000         8.58            133,000          62.18
$70.00-85.63.......................      691,000         8.57            143,000          77.15

     Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if ISS had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by that Statement. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for 1999, 2000 and 2001, respectively: risk-free interest rates of 6.19%, 6.27% and 4.51%, respectively; no dividend yield; volatility factors of 1.25, 1.29 and 1.28 respectively; and an expected life of the options of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting period. The following pro forma information adjusts the net income (loss) and net income (loss) per share of Common Stock for the impact of SFAS 123:

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1999        2000           2001
                                                         --------   -----------   ------------
Pro forma net income (loss)............................  $743,000   $(8,003,000)  $(43,433,000)
                                                         ========   ===========   ============
Pro forma net income (loss) per share..................  $   0.02   $     (0.19)  $      (0.95)
                                                         ========   ===========   ============

                        INTERNET SECURITY SYSTEMS, INC.

5. OTHER INCOME AND MINORITY INTEREST

     In September 2001 our Asia/Pacific Rim subsidiary sold newly issued shares in an initial public offering ("IPO") on the Japan over-the-counter market. These newly issued shares represented approximately 9% of the outstanding shares of our Asia/Pacific Rim subsidiary. Other income in 2001 includes a gain on the subsidiary IPO of $13.6 million from this initial public offering. Other income also includes $1.6 million generated from the March 2001 sale of approximately 2% of the outstanding shares of our Asia/Pacific Rim subsidiary to employees and key partners. These amounts represent the difference between proceeds received and the underlying basis in the stock less the minority interest in such gains.

     Minority interest totaled $336,000 in 2001. Minority interest represents the portion of earnings that would be distributed to shares not held by the Company if the Asia/Pacific Rim subsidiary declared a dividend equal to its earnings.

6. COMMITMENTS AND LITIGATION

     ISS has non-cancelable operating leases for facilities that expire at various dates through October 2011. In 1999, ISS entered into an 11 1/2-year lease for a new corporate headquarters, which it began to occupy in various stages in November 2000.

     Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2001:

                                                               OPERATING
                                                                LEASES
                                                              -----------
2002.......................................................   $12,343,000
2003.......................................................     9,902,000
2004.......................................................     8,438,000
2005.......................................................     7,803,000
2006.......................................................     6,659,000
Thereafter.................................................    38,041,000
                                                              -----------
          Total minimum lease payments.....................   $83,186,000
                                                              ===========

     Rent expense was approximately $2,831,000, $4,939,000 and $6,806,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     Beginning on September 28, 2001, the Company and certain of its officers and directors were named as defendants in several lawsuits alleging violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. As of March 27, 2002, six such actions have been filed in the United States District Court for the Northern District of Georgia. The complaints, which are substantially similar in nature, purport to be brought on behalf of a class of investors who purchased the Company's stock during the period from April 5, 2001 through August 14, 2001 (the "Class Period"). The complaints generally allege that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company's stock to trade at artificially high prices by making misrepresentations relating to the Company's financial condition and prospects during the Class Period. The complaints seek damages in an unspecified amount. The Company anticipates that all six of these actions, along with any other similar actions, which may hereafter be filed, will be consolidated into a single case. No answer or other responsive papers are yet due from the defendants. The Company believes that it has meritorious defenses and intends to defend the actions vigorously.

                        INTERNET SECURITY SYSTEMS, INC.

7. INCOME TAXES

     For financial reporting purposes, the provision for income taxes includes the following components, all of which are current:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1999        2000          2001
                                                  --------   -----------   -----------
Federal income taxes............................  $730,000   $ 8,421,000   $ 8,899,000
State income taxes..............................   149,000       691,000       696,000
Foreign income taxes............................    97,000     1,226,000     2,926,000
                                                  --------   -----------   -----------
          Total provision for income taxes......  $976,000   $10,338,000   $12,521,000
                                                  ========   ===========   ===========

     Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999         2000           2001
                                                ----------   -----------   ------------
U.S. operations...............................  $8,065,000   $26,226,000   $  3,799,000
Japan operations..............................     213,000     3,156,000      5,808,000
EMEA operations...............................     132,000      (437,000)   (12,174,000)
Other.........................................      56,000      (292,000)      (370,000)
                                                ----------   -----------   ------------
                                                $8,466,000   $28,653,000   $ (2,937,000)
                                                ==========   ===========   ============

     A reconciliation of the provision for income taxes to the statutory federal income tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999         2000          2001
                                                 ----------   -----------   -----------
Federal income taxes applied to pretax income
  (loss).......................................  $2,878,000   $10,029,000   $(1,028,000)
State income taxes, net of federal income tax
  benefit......................................     149,000       691,000       696,000
Alternative minimum tax........................     230,000            --            --
Intangibles....................................     209,000        57,000     9,170,000
Research and development tax credits...........    (717,000)   (1,104,000)   (1,100,000)
Merger expenses not deductible for tax
  purposes.....................................     792,000            --            --
S Corp earnings................................    (255,000)           --            --
Foreign operations.............................      97,000       223,000     2,634,000
Deferred compensation..........................          --            --       729,000
Write-off of in-process research and
  development..................................          --            --     1,019,000
Other..........................................          --       672,000       346,000
Change in valuation allowance..................  (2,407,000)     (230,000)       55,000
                                                 ----------   -----------   -----------
                                                 $  976,000   $10,338,000   $12,521,000
                                                 ==========   ===========   ===========

     Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                        INTERNET SECURITY SYSTEMS, INC.

7. INCOME TAXES -- (CONTINUED)

purposes. The net income tax effect has been computed using a combined statutory rate of 38% for federal and state taxes. Significant components of ISS's net deferred income taxes are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2000           2001
                                                           ------------   ------------
Deferred income tax liabilities:
  Amortization...........................................  $         --   $  5,913,000
  Gain on Japan IPO......................................            --      5,876,000
                                                           ------------   ------------
          Total deferred income tax liabilities..........            --     11,789,000
Deferred income tax assets:
  Depreciation...........................................       446,000        400,000
  Accrued liabilities....................................       206,000        122,000
  Allowance for doubtful accounts........................       329,000        853,000
  Net operating loss carryforwards.......................    29,602,000     32,039,000
  Foreign tax credit carryforwards.......................            --      1,000,000
  Research and development tax credit carryforwards......     2,440,000      4,487,000
                                                           ------------   ------------
          Total deferred income tax assets...............    33,023,000     38,901,000
                                                           ------------   ------------
          Net deferred tax income tax asset..............    33,023,000     27,112,000
  Less valuation allowance...............................   (33,023,000)   (27,112,000)
                                                           ------------   ------------
          Net deferred income tax assets.................  $         --   $         --
                                                           ============   ============

     For financial reporting purposes, a valuation allowance has been recognized to reduce the net deferred income tax assets to zero. In 2001, the change in valuation allowance is primarily a result of changes in deferred income tax assets and liabilities for which the related benefit or provision was charged to stockholders' equity. Therefore, such change in the valuation allowance is not included in the rate reconciliation above. ISS has not recognized any benefit from the future use of the deferred tax assets because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

     The net deferred income tax assets include approximately $33,023,000 and $27,112,000 at December 31, 2000 and 2001, respectively, of assets that were created by or are subject to valuation allowance as a result of stock option deductions. While income tax expense will be recorded on any future pre-tax profits from United States operations, these deferred tax assets would reduce the related income taxes payable. This reduction in income taxes payable in future periods would be recorded as additional paid-in capital.

     ISS has approximately $84,313,000 of net operating loss carryforwards for federal income tax purposes that expire in varying amounts between 2011 and 2021. The net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. ISS also has approximately $4,487,000 of research and development tax credit carryforwards that expire between 2011 and 2021 and foreign tax credit carryforwards of $1,000,000 that expire in 2006.

8. EMPLOYEE STOCK AND BENEFIT PLANS

     ISS sponsors a 401(k) plan that covers substantially all employees over 18 years of age. Participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. ISS matches 25% of participant contributions up to 3% of their pre-tax salary. Matching contributions were $196,000 in 2000 and $290,000 in 2001. Prior to 2000 ISS made no contributions to the plan.

                        INTERNET SECURITY SYSTEMS, INC.

8. EMPLOYEE STOCK AND BENEFIT PLANS -- (CONTINUED)

     Effective July 1, 1999 ISS implemented an employee stock purchase plan (the "Plan") for all eligible employees. Under the Plan, shares of ISS's Common Stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares with aggregate fair value up to 10% of their gross compensation during a six-month period. During 2000 employees purchased 39,000 shares at an average price of $41.44 per share and during 2001 employees purchased 75,000 shares at an average price of $30.40 per share. At December 31, 2001, 411,000 shares of ISS Common Stock were reserved for future issuance.

9. INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999         2000           2001
                                                        ----------   -----------   ------------
Numerator:
  Net income (loss)...................................  $7,490,000   $18,315,000   $(15,458,000)
                                                        ----------   -----------   ------------
Denominator:
  Denominator for basic net income (loss) per share --
     weighted average shares..........................  39,996,000    41,892,000     45,649,000
  Effect of dilutive stock options....................   3,695,000     3,207,000             --
                                                        ----------   -----------   ------------
  Denominator for diluted net income (loss) per
     share -- weighted average shares.................  43,691,000    45,099,000     45,649,000
                                                        ----------   -----------   ------------
Basic net income (loss) per share.....................  $     0.19   $      0.44   $      (0.34)
                                                        ==========   ===========   ============
Diluted net income (loss) per share...................  $     0.17   $      0.41   $      (0.34)
                                                        ==========   ===========   ============

     For the year ended December 31, 2001, 1,364,000 weighted average options were not included in the above calculations as their effect on loss per share was anti-dilutive.

10. SEGMENT AND GEOGRAPHIC INFORMATION

     ISS conducts business in one operating segment; namely providing information security management solutions. The Company does, however, prepare information for internal use on a geographic basis. This information consists of the operating results of each geographic segment. The segment operating costs reported internally generally consist of direct sales expenses, an executive team and infrastructure to support its employee and customer and partner base, and supporting billing and financial systems. Unallocated corporate expenses include research and development, general and administrative costs that support the global organization and amortization of intangibles, stock based compensation and goodwill.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. Our chief executive officer and chief financial officer evaluate performance based on operating profit or loss from operations by segment. Assets and liabilities are not discretely allocated or reviewed by segment.

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has included a summary of the segment financial

                        INTERNET SECURITY SYSTEMS, INC.

10. SEGMENT AND GEOGRAPHIC INFORMATION --(CONTINUED)

information reported internally. The geographic segments are the Americas, Europe, Middle East and Africa ("EMEA"), and the Asia/Pacific Rim.

                                                   AMERICAS        EMEA        ASIA/PAC     UNALLOCATED       TOTAL
                                                 ------------   -----------   -----------   ------------   ------------
YEAR ENDED DECEMBER 31, 2001
REVENUES FROM EXTERNAL CUSTOMERS:
  Product licenses and sales...................  $ 81,527,000   $18,284,000   $22,574,000   $         --   $122,385,000
  Subscriptions................................    53,654,000     8,020,000     5,013,000                    66,687,000
  Professional services........................    24,421,000     6,971,000     3,095,000             --     34,487,000
                                                 ------------   -----------   -----------   ------------   ------------
        Total revenue..........................   159,602,000    33,275,000    30,682,000             --    223,559,000
COST OF REVENUES:
  Product licenses and sales...................    12,737,000       593,000       109,000             --     13,439,000
  Subscriptions and professional services......    37,575,000     7,392,000     5,741,000             --     50,708,000
                                                 ------------   -----------   -----------   ------------   ------------
        Total cost of revenues.................    50,312,000     7,985,000     5,850,000             --     64,147,000
OPERATING EXPENSES.............................    60,663,000    22,033,000     9,305,000     91,569,000    183,570,000
                                                 ------------   -----------   -----------   ------------   ------------
TOTAL EXPENSES.................................   110,975,000    30,018,000    15,155,000     91,569,000    247,717,000
                                                 ------------   -----------   -----------   ------------   ------------
SEGMENT OPERATING INCOME (LOSS)................  $ 48,627,000   $ 3,257,000   $15,527,000   $(91,569,000)  $(24,158,000)
YEAR ENDED DECEMBER 31, 2000
REVENUES FROM EXTERNAL CUSTOMERS:
  Product licenses and sales...................  $ 91,516,000   $15,627,000   $12,560,000   $         --   $119,703,000
  Subscriptions................................    33,728,000     5,929,000     2,049,000             --     41,706,000
  Professional services........................    27,348,000     4,358,000     1,860,000             --     33,566,000
                                                 ------------   -----------   -----------   ------------   ------------
        Total revenue..........................   152,592,000    25,914,000    16,469,000             --    194,975,000
COST OF REVENUES:
  Product licenses and sales...................    22,629,000        24,000            --             --     22,653,000
  Subscriptions and professional services......    28,447,000     6,143,000     2,181,000             --     36,771,000
                                                 ------------   -----------   -----------   ------------   ------------
        Total cost of revenues.................    51,076,000     6,167,000     2,181,000             --     59,424,000
OPERATING EXPENSES.............................    50,418,000    11,614,000     6,000,000     46,950,000    114,982,000
                                                 ------------   -----------   -----------   ------------   ------------
TOTAL EXPENSES.................................   101,494,000    17,781,000     8,181,000     46,950,000    174,406,000
                                                 ------------   -----------   -----------   ------------   ------------
SEGMENT OPERATING INCOME (LOSS)................  $ 51,098,000   $ 8,133,000   $ 8,288,000   $(46,950,000)  $ 20,569,000
YEAR ENDED DECEMBER 31, 1999
REVENUES FROM EXTERNAL CUSTOMERS:
  Product licenses and sales...................  $ 61,078,000   $ 8,307,000   $ 4,665,000   $         --   $ 74,050,000
  Subscriptions................................    20,623,000     2,843,000       675,000             --      24,141,00
  Professional services........................    16,129,000     1,846,000       321,000             --     18,296,000
                                                 ------------   -----------   -----------   ------------   ------------
        Total revenue..........................    97,830,000    12,996,000     5,661,000             --    116,487,000
COST OF REVENUES:
  Product licenses and sales...................    18,842,000            --            --             --     18,842,000
  Subscriptions and professional services......    16,967,000     1,891,000            --             --     18,858,000
                                                 ------------   -----------   -----------   ------------   ------------
        Total cost of revenues.................    35,809,000     1,891,000            --             --     37,700,000
OPERATING EXPENSES.............................    33,910,000     5,998,000     3,216,000     32,963,000     76,087,000
                                                 ------------   -----------   -----------   ------------   ------------
TOTAL EXPENSES.................................    69,719,000     7,889,000     3,216,000     32,963,000    113,787,000
SEGMENT OPERATING INCOME (LOSS)................  $ 28,111,000   $ 5,107,000   $ 2,445,000   $(32,963,000)  $  2,700,000

                        INTERNET SECURITY SYSTEMS, INC.

11. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Summarized quarterly results for the two years ended December 31, 2000 and 2001 are as follows (in thousands, except per share data):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 -------   -------   -------   -------
2000 by quarter:
  Revenues.....................................  $39,291   $44,217   $51,787   $59,680
  Operating income.............................    3,085     4,215     5,805     7,464
  Net income...................................    3,070     4,081     4,855     6,309
Income per share:
  Basic........................................  $  0.07   $  0.10   $  0.12   $  0.15
  Diluted......................................  $  0.07   $  0.09   $  0.11   $  0.14
2001 by quarter:
  Revenues.....................................  $61,155   $51,710   $52,734   $57,960
  Operating income (loss)......................    6,875   (11,278)  (13,295)   (6,460)
  Net income (loss)............................    6,541    (5,610)   (6,088)  (10,301)
Income (loss) per share:
  Basic........................................  $  0.15   $ (0.13)  $ (0.13)  $ (0.22)
  Diluted......................................  $  0.15   $ (0.13)  $ (0.13)  $ (0.22)

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily total the per share data as computed for the year.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT
                                               BEGINNING OF                             BALANCE AT
                                                   YEAR       PROVISION    WRITE-OFFS   END OF YEAR
                                               ------------   ----------   ----------   -----------
1999
Allowance for Doubtful Accounts..............   $  412,000    $  554,000   $(118,000)   $  848,000
                                                ==========    ==========   =========    ==========
2000
Allowance for Doubtful Accounts..............   $  848,000    $  556,000   $(216,000)   $1,188,000
                                                ==========    ==========   =========    ==========
2001
Allowance for Doubtful Accounts..............   $1,188,000    $1,596,000   $(221,000)   $2,563,000
                                                ==========    ==========   =========    ==========

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

Dated: April 1, 2002

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

                        NAME                                         TITLE                    DATE
                        ----                                         -----                    ----
                /s/ THOMAS E. NOONAN                   Chairman, President and Chief      April 1, 2002
-----------------------------------------------------    Executive (Principal Executive
                  Thomas E. Noonan                       Officer)

              /s/ CHRISTOPHER W. KLAUS                 Chief Technology Officer,          April 1, 2002
-----------------------------------------------------    Secretary and Director
                Christopher W. Klaus

                 /s/ RICHARD MACCHIA                   Vice President and Chief           April 1, 2002
-----------------------------------------------------    Financial Officer
                   Richard Macchia

                /s/ RICHARD S. BODMAN                  Director                           April 1, 2002
-----------------------------------------------------
                  Richard S. Bodman

                /s/ ROBERT E. DAVOLI                   Director                           April 1, 2002
-----------------------------------------------------
                  Robert E. Davoli

                    /s/ SAM NUNN                       Director                           April 1, 2002
-----------------------------------------------------
                      Sam Nunn

                        NAME                                         TITLE                    DATE
                        ----                                         -----                    ----

                /s/ KEVIN J. O'CONNOR                  Director                           April 1, 2002
-----------------------------------------------------
                  Kevin J. O'Connor

                 /s/ DAVID N. STROHM                   Director                           April 1, 2002
-----------------------------------------------------
                   David N. Strohm