Form 10-Q
period 2002-03-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2002-05-14
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of May 3, 2002

Common Stock, $0.001 par value	48,322,265

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1	Consolidated Financial Statements:

	Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

PART II. OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	21

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$129,360	$108,038
Marketable securities	39,113	55,129
Accounts receivable, less allowance for doubtful accounts of $2,626 and $2,563, respectively	52,374	50,259
Inventory	1,703	1,768
Prepaid expenses and other current assets	7,555	6,018

Total current assets	230,105	221,212
Property and equipment:
Computer equipment	31,869	31,043
Office furniture and equipment	21,729	20,872
Leasehold improvements	21,051	17,835

	74,649	69,750
Less accumulated depreciation	28,467	25,254

	46,182	44,496
Restricted marketable securities	12,500	12,500
Goodwill, less accumulated amortization of $27,381	196,884	197,060
Other intangibles, less accumulated amortization of $5,772 and $4,644, respectively	17,642	19,722
Other assets	7,185	5,994

Total assets	$510,498	$500,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,234	$3,553
Accrued expenses	21,013	20,440
Deferred revenues	50,025	48,139

Total current liabilities	73,272	72,132
Other non-current liabilities	1,829	1,917

Stockholders’ equity:
Preferred stock; $.001 par value; 20,000,000 share authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 48,312,000 and 47,871,000 issued and outstanding, respectively	48	48
Additional paid-in capital	435,624	430,449
Deferred compensation	(1,382)	(1,985)
Accumulated other comprehensive loss	(2,997)	(2,312)
Retained earnings	4,104	735

Total stockholders’ equity	435,397	426,935

Total liabilities and stockholders’ equity	$510,498	$500,984

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Revenues:
Product licenses and sales	$30,213	$36,176
Subscriptions	20,322	15,136
Professional services	7,842	9,843

	58,377	61,155
Costs and expenses:
Cost of revenues:
Product licenses and sales	2,327	6,544
Subscriptions and professional services	12,509	11,838

Total cost of revenues	14,836	18,382
Research and development	8,607	8,315
Sales and marketing	22,687	21,634
General and administrative	5,444	4,511
Write-off of lease obligation	—	1,072
Amortization of other intangibles and stock-based compensation	1,496	168
Amortization of goodwill	—	198

	53,070	54,280

Operating income	5,307	6,875
Interest income, net	730	1,958
Minority interest	(139)	—
Other income (expense), including gain on sale of subsidiary stock	(37)	1,638
Foreign currency exchange gain (loss)	23	(251)

Income before income taxes	5,884	10,220
Provision for income taxes	2,515	3,679

Net income	$3,369	$6,541

Basic net income per share of Common Stock	$0.07	$0.15

Diluted net income per share of Common Stock	$0.07	$0.15

Weighted average shares:
Basic	48,037	42,683

Diluted	49,148	44,556

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

OPERATING ACTIVITIES
Net income	$3,369	$6,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,213	2,549
Amortization of goodwill	—	198
Amortization of other intangibles and stock-based compensation	1,496	168
Accretion of discount on marketable securities	469	269
Minority interest	139	—
Other non-cash items	—	23
Income tax benefit from exercise of stock options	1,843	2,830
Gain on sale of subsidiary stock	—	(1,638)
Changes in assets and liabilities:
Accounts receivable	(2,115)	725
Inventory	65	1,173
Prepaid expenses and other assets	(2,728)	(3,886)
Accounts payable and accrued expenses	(973)	3,964
Deferred revenues	3,013	1,880

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,791	14,796

INVESTING ACTIVITIES
Net proceeds from maturity of marketable securities	33,284	46,375
Purchases of marketable securities	(17,737)	(41,462)
Purchases of property and equipment	(4,899)	(9,047)
Net proceeds from sale of subsidiary stock	—	1,766

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,648	(2,368)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,426	9,154
Proceeds from issuance of common stock	1,142	1,228

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,568	10,382
Foreign currency impact on cash	(685)	(949)

Net increase in cash and cash equivalents	21,322	21,861
Cash and cash equivalents at beginning of period	108,038	66,210

Cash and cash equivalents at end of period	$129,360	$88,071

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$—	$3

Income taxes paid	$2,332	$—

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and significant accounting policies

     The accompanying consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) should be read in conjunction with our consolidated financial statements for the year ended December 31, 2001. The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of ISS at March 31, 2002 and the consolidated results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

     The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its majority-owned subsidiaries. All significant intercompany and investment accounts and transactions have been eliminated in consolidation. The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain reclassifications have been made to conform to the current period presentation.

2. Other income and expense

     Included in pretax income in the quarter ended March 31, 2001, is a non-recurring other income item of $1.6 million generated from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001. As part of the planning for an IPO in Japan of a minority interest in our Asia-Pacific subsidiary that was completed in September 2001, options were granted in the subsidiary as a means of key employee retention and approximately 2% of the outstanding shares were sold to employees and key partners. The price was established based on a valuation of the company by an independent appraisal firm. The gain represents the difference between proceeds received and the underlying basis in the stock.

     In the quarter ended March 31, 2001, the Company recorded a $1.1 million write-off of the remaining lease obligation on our previous Atlanta office space. This non-recurring expense originated in the quarter as available subleased space in the area grew substantially as the result of layoffs, closures and consolidations, diminishing the prospects of subleasing our old space.

3. Income taxes

     The Company recorded tax provisions of $2.5 million and $3.7 million for the quarters ended March 31, 2002 and 2001, respectively. While income tax expense was recorded on domestic income, domestic taxes payable was reduced by deductions related to the employee exercise of stock options. The tax benefit of these deductions was recorded as additional paid-in-capital. As of March 31, 2002, ISS had a net operating loss carryforward of approximately $85 million. The tax benefit of this carryforward will be recorded as additional paid-in-capital as realized. There are also approximately $2.6 million of research and development tax credit carryforwards which expire between 2011 and 2021 and foreign tax credit carryforwards of $1.2 million that expire in 2006.

4. Comprehensive income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended
	March 31,

	2002	2001

Net income	$3,369	$6,541
Change in cumulative translation adjustment, net of tax benefit of $247 and $342, respectively	(438)	(607)

Comprehensive income	$2,931	$5,934

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income per share

The computation of net income per share is as follows (amounts in thousands, except per share amounts):

	Three months ended
	March 31,

	2002	2001

Basic net income per share:
Net income	$3,369	$6,541
Weighted average number of common shares outstanding during the period	48,037	42,683

Basic net income per share	$0.07	$0.15

Diluted net income per share:
Net income	$3,369	$6,541
Weighted average number of common shares outstanding during the period	48,037	42,683
Dilutive stock options	1,111	1,873

Total shares for purpose of calculating diluted net income per share	49,148	44,556

Diluted net income per share	$0.07	$0.15

6. Segment and geographic information

     ISS conducts business in one operating segment, providing information security management solutions. The Company does, however, prepare information for internal use on a geographic basis. This information consists of the operating results of each geographic segment. The segment operating costs reported internally generally consist of direct sales expenses, an executive team and infrastructure to support its employee and customer and partner base, and supporting billing and financial systems. Unallocated corporate expenses include research and development, general and administrative costs that support the global organization and amortization of intangibles, stock based compensation and goodwill.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. Our chief executive officer and chief financial officer evaluate performance based on operating profit or loss from operations by segment. Assets and liabilities are not discretely allocated or reviewed by segment.

     The following table presents ISS’s revenues, operating expenses and operating income by reportable operating segment (amounts in thousands).

	Three months ended March 31, 2002

	Americas	EMEA	Asia/Pac	Unallocated	Total

Revenues from external customers:
Product licenses and sales	$20,850	$4,330	$5,033	$—	$30,213
Subscriptions	15,782	2,587	1,953	—	20,322
Professional services	5,110	1,337	1,395	—	7,842

Total revenue	41,742	8,254	8,381	—	58,377
Cost of revenues:
Product licenses and sales	2,285	—	42	—	2,327
Subscriptions and professional services	8,562	2,176	1,771	—	12,509

Total cost of revenues	10,847	2,176	1,813	—	14,836
Operating expenses	16,425	4,428	1,834	15,547	38,234

Total expenses	27,272	6,604	3,647	15,547	53,070
Segment operating income	$14,470	$1,650	$4,734	$(15,547)	$5,307

	Three months ended March 31, 2001

	Americas	EMEA	Asia/Pac	Unallocated	Total

Revenues from external customers:
Product licenses and sales	$26,434	$4,340	$5,402	$—	$36,176
Subscriptions	11,357	2,701	1,079	—	15,137
Professional services	6,913	1,872	1,057	—	9,842

Total revenue	44,704	8,913	7,538	—	61,155
Cost of revenues:
Product licenses and sales	6,450	84	10	—	6,544
Subscriptions and professional services	9,052	1,615	1,171	—	11,838

Total cost of revenues	15,502	1,699	1,181	—	18,382
Operating expenses	13,447	4,660	2,329	15,462	35,898

Total expenses	28,949	6,359	3,510	15,462	54,280

Segment operating income	$15,755	$2,554	$4,028	$(15,462)	$6,875

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Recent pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, (“SFAS 142”), “Accounting for Goodwill and Other Intangibles”. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002. Substantially all of the Company’s goodwill balance of $196.9 million as of March 31, 2002, was recorded in June of 2001, in conjunction with the acquisition of Network ICE. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending December 31, 2002. In 2001, amortization of goodwill totaled $26.5 million.

8. Contingencies

     Beginning on September 28, 2001, the Company and certain of its officers and directors were named as defendants in several lawsuits alleging violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. As of March 27, 2002, six such actions have been filed in the United States District Court for the Northern District of Georgia. The complaints, which are substantially similar in nature, purport to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001 (the “Class Period”). The complaints generally allege that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company’s stock to trade at artificially high prices by making misrepresentations relating to the Company’s financial condition and prospects during the Class Period. The complaints seek damages in an unspecified amount. The Company anticipates that all six of these actions, along with any other similar actions, which may hereafter be filed, will be consolidated into a single case. No answer or other responsive papers are yet due from the defendants. The Company believes that it has meritorious defenses and intends to defend the actions vigorously.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information, the matters discussed in this Quarterly Report on Form 10-Q may be considered “forward-looking” statements. Such statements include declarations regarding our intent, belief or current expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors in this Quarterly Report on Form 10-Q, as well as the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission and available at their Web site at www.sec.gov.

OVERVIEW

     We are a global leader in information protection solutions dedicated to protecting online assets. Our proactive line of defense protects networks, servers and desktops against an ever-changing spectrum of threats, with a comprehensive line of products and services designed specifically for the particular needs of enterprise, smaller enterprise, consumer and service provider markets. These threat protection solutions go beyond basic access control to deliver multiple layers of defense that detect, prevent and respond to threats prior to those threats causing damage to our customers’ business operations.

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

     Our managed services offerings currently provide remote management of the industry’s best-of-breed security technology including security assessment and intrusion detection systems, firewalls, VPNs, anti-virus and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers’ needs and providing professional and managed services.

     We have experienced significant annual revenue growth year-after-year. Except for our quarter ended June 30, 2001 decrease from the previous quarter ended March 31, 2001, we have had consistent quarterly increases over the last five years in measuring sequential quarterly revenues. The third and fourth quarters ended September 30, 2001 and December 31, 2001, and the first quarter ended March 31, 2002, showed sequential quarterly revenue growth over the previous quarter. Many factors effect financial performance, and past performance is no assurance of similar future performance. We expect, in the long-term, to continue to expand our domestic and international sales and marketing operations; increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities; seek acquisition candidates and alliances with partners and alliances with partners with products, technologies or services capabilities complimentary to our solutions; and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. At the same time, we will adjust our organization size in light of current economic conditions and maintain emphasis on controlling discretionary spending and capital expenditures. While we believe in the long-term success of our business solutions, our prospects must be considered in light of the recent experience, risks and difficulties that are frequently encountered by companies in new and rapidly evolving markets. See “Risk Factors”.

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

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenue recognition

     Revenue is recognized under Statement of Position (“SOP”) 97-2 as modified by SOP 98-9, when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	price is fixed and determinable; and

•	collection is probable.

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

     Multiple element arrangements can include any combination of hardware, software or services. When some elements are delivered prior to others in an arrangement, revenue is deferred until the delivery of the last element unless there is all of the following:

•	vendor specific objective evidence (VSOE) of fair value of the undelivered elements;

•	the functionality of the delivered elements is not dependent on the undelivered elements;

•	delivery of the delivered elements represents the culmination of the earnings process

     Our historical rate of return for our software products is negligible. We offer demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. We did not have any transactions in the first quarter of 2002 or 2001 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that we licensed software or provided services to that organization.

Allowance for doubtful accounts

     Our sales are global, including companies located in the United States, Europe, Latin America and the Asia/Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. Credit risk with respect to trade accounts receivable are limited due to the large number of entities that comprise the Company’s customer base. We provide for estimated credit losses as such losses become probable and such losses have been within management’s expectations. While credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of operations

The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended
	March 31,

	2002	2001

Product and license sales	52%	59%
Subscriptions	35%	25%
Professional services	13%	16%

Total revenues	100%	100%

Cost of product revenues	4%	11%
Cost of subscription and professional service revenues	21%	19%
Research and development	15%	14%
Sales and marketing	39%	35%
General and administrative	9%	7%
Write-off of lease obligation	—	2%
Amortization of goodwill	—	1%
Amortization of other intangibles and stock-based compensation	3%	—

Total costs and expenses	91%	89%

Operating income	9%	11%

Revenues

     Product licenses and sales

     Product and license sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation at 52% of total revenues for the three month period ended March 31, 2002 and 59% for the corresponding period in 2001. The decrease in product licenses and sales as a percentage of total revenues is due to the decrease in the sales of third-party products.

     We made several changes starting in 2000 and continuing into 2001 that impacted the level of sales of third-party products. Primarily, this movement away from direct sales of third-party products was a conscious effort to simplify our business by focusing on our own ISS solutions. The business of selling third-party products arose from our Netrex acquisition in 1999. Although we have de-emphasized sales of third party products, we continue it as part of our managed security services offerings. Additionally, in 2001 we modified our agreement with Nokia, a maker of appliances that work in conjunction with ISS RealSecure software and certain Checkpoint software. We previously purchased and resold these Nokia appliances with ISS RealSecure software, but now the sale of the Nokia appliances occurs primarily through Nokia resellers, with the sale of ISS RealSecure software directly by us or through our resellers to our customers. This change lowered our sales because the Nokia appliances component of sales is now occurring through Nokia resellers.

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

     We continue to add functionality to our product family, providing network, server and desktop-based solutions, as well as to our security management applications. In the second quarter of 2001, the acquisition of Network ICE added desktop intrusion detection and highly scalable security management systems to the family. We have incorporated some of this technology into the ISS product sets and enhanced Network ICE offerings during the second half of 2001 and the first quarter of 2002, with more expected over 2002. We completed a full launch of RealSecure SiteProtector 1.0 and Security Fusion Module 1.0 during the first quarter of 2002 after shipping the software to selected customers under a controlled release in the fourth quarter of 2001. These offerings are our first version of our

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

new security management platform and automated security intelligence module. We unveiled the next generation in network protection with RealSecure Network Sensor 7.0 and RealSecure Guard™, an advanced, in line intrusion detection system. During the quarter, we shipped our wireless security assessment solution, delivering Wireless Scanner™ version 1.0. These improvements as well as planned new offerings are intended to provide our customers with more powerful and easier-to-use solutions for security management across the enterprise.

Subscriptions

     Subscriptions revenue represented 35% of total revenues in the three months ended March 31, 2002 increasing from 25% of total revenues in the three months ended March 31, 2001. Subscription revenues consist of maintenance, term licenses of product usage and security-monitoring fees for managed services offerings. The increase in subscriptions revenue as a percentage of total revenues was due to maintenance, the largest component, which grew from 15% of total revenues in the three months ended March 31, 2001 to 25% in 2002. This growth is due to a high level of maintenance contract renewals and the continuing increase of our software client base that generate maintenance revenues. Security-monitoring fees did not increase significantly in 2002 from 2001 because we have decreased non-core services such as security combined with internet service provider services and eliminated contracts where the partner contracted for capacity, but did not achieve the underlying end-user contracts. We believe that we now have a higher component of business that we perceive as providing long-term value-add services to our customers.

Professional services

     Professional services revenue represented 13% of total revenues in the three months ended March 31, 2002 decreasing from 16% in the corresponding period of 2001. During 2002, professional services as a percentage of total revenues decreased as a result of reduced customer spending as entities curtailed costs beginning in the second half of 2001. Further contributing to this decline was a narrowing of our consulting offerings to focus on services that directly contribute to our protection platform strategy. We also decreased the number of training classes related to third-party products and increased our emphasis on courses related to ISS solutions.

Geographic regions

     Geographically, we derived the majority of our revenues from sales to customers within the Americas region; however, international operations continued to be a significant contributor to revenues and a growing percentage of the business. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended
	March 31,

	2002	2001

Americas	72%	73%
EMEA	14%	15%
Asia/Pacific Rim	14%	12%

     Revenues in Asia/Pacific Rim increased from 12% of total revenues in the three months ended March 31, 2001 to 14% in the corresponding period of 2002 due to continued strong growth in this region, fueled at least in part by the visibility gained from its IPO in September 2001. The Americas revenue, as a percent of total revenue, decreased slightly due to the reduction in sales of third party products.

Costs and Expenses

     Cost of product licenses and sales

     Cost of revenues consists of several components. Costs associated with licensing our software products are minor. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or directly provision to our customers in providing a single solution source. Costs of product revenues as a percentage of total revenues decreased from 11% for the three months ended March 31, 2001 to 4% for the comparable period in 2002 as sales of partner software and hardware appliances represented a lower percentage of total revenues. This decrease was the result of a reduction in sales of third party products consistent with our movement away from the direct sales of third-party products, except where related to ISS managed services.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Cost of subscriptions and services

     Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to consulting and training. These costs as a percentage of total revenues were 21% and 19% in the three months ended March 31, 2002 and 2001, respectively. The percentage increase is a result of our continued commitment to subscription and services revenues. We continue to expand our managed security offering capabilities in terms of automated systems, number of managed security operations centers and personnel resources. We made an increased investment in automated systems and personnel resources for our Asia/Pacific SOC, which began operating in the third quarter of 2001, and in our United States SOC to handle anticipated growth.

Research and development

     Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation on computer equipment. These costs include those associated with maintaining and expanding the X-Force, our internal team of security experts.

     We increased these expenditures, as we believe primary research and product development and managed service offerings are essential ingredients for retaining our leadership position in the market. Accordingly, research and development expenses increased in absolute dollars from $8.3 million in the three months ended March 31, 2001 to $8.7 million in the three months ended March 31, 2002. These costs represented 14% of total revenues in 2001, and 15% in 2002, respectively. We continue to integrate the Network ICE technologies into our technologies. We will continue to seek more leverage in the research and development area while continuing to invest in the enhancement of current technologies and the development of new technologies.

Sales and marketing

     Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. Sales and marketing expenses were $22.7 million in the three months ended March 31, 2002 and $21.6 million in the corresponding period of 2001. Sales and marketing expenses increased as a percentage of total revenues from 35% in 2001 to 39% in 2002, primarily due to several factors. In the three months ended March 31, 2002 we launched our aggressive television and print advertising campaign designed to demonstrate the multitude of threats that can compromise the security of a companies’ networks, servers or desktops. This campaign is aimed at increasing awareness of the Internet Security Systems brand, especially at the mainstream medium and small business market. In addition, continued difficult economic conditions resulted in increased sales and marketing efforts in order to achieve our targets. While it is our expectation to gain leverage in our sales and marketing costs in the future, this will be largely dependent on economic and competitive conditions in future periods.

General and administrative

     General and administrative expenses of $5.4 million in the first quarter of 2002 and $4.5 million in the first quarter of 2001 represented approximately 9% of total revenues in 2002 and 8% in 2001. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services costs, and legal, accounting and other professional service fees. The increase in these expenses is attributable to our continued efforts, through additional employees and systems, to enhance our management’s ability to obtain and analyze information about our domestic and international operations, and to support a larger employee base, as well as the expansion of our facilities. We continue to expand our general and administrative support staff in the EMEA and Asia/Pacific regions as we focus on growth in those areas.

Write-off of lease obligation

     In the quarter ended March 31, 2001, we recorded a $1.1 million write-off of the remaining lease obligation on our previous Atlanta headquarters office space. This non-recurring expense originated in the first quarter of 2001 as available subleased space in the area grew substantially in that quarter as the result of layoffs, closures and consolidations, dimming the prospects of subleasing our old space.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amortization

     We incurred amortization expense of $1.5 million and $366,000 in the three months ended March 31, 2002 and 2001, respectively. In 2002 amortization relates to intangible assets and stock-based compensation, resulting from acquisitions accounted for under the purchase method. Beginning January 1, 2002, goodwill is no longer to be amortized, but will be subject to periodic tests for impairment.

Interest income

     Net interest income decreased from $1.96 million in the quarter ended March 31, 2001 to $730,000 in the comparable quarter of 2002, primarily due to lower market rates of interest on interest bearing cash equivalents and marketable securities. The market rate of interest paid on investment quality commercial paper and similar investments dropped from approximately 5.8% during the first quarter of 2001 to approximately 2% in the first quarter of 2002. As a result, interest income decreased despite an increase in cash and cash equivalents and interest bearing marketable securities.

Minority interest

     Minority interest totaled $139,000 in the three months ended March 31, 2002. Minority interest represents the portion of earnings that would be distributed to shares not held by us if the Asia/Pacific Rim subsidiary declared a dividend equal to its earnings. In March 2001 we sold approximately 2% of the outstanding shares of our Asia/Pacific Rim subsidiary to employees and key partners. In September 2001, our Asia/Pacific Rim subsidiary sold newly issued shares equal to approximately 10% of its previously outstanding shares in its initial public offering on the Japan over-the counter market. Minority interest expense for the three months ended March 31, 2001 was not material.

Other income

     Included in pretax income in the quarter ended March 31, 2001, is a non-recurring other income item of $1.6 million generated from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001. As part of the planning for an IPO in Japan of a minority interest in our Asia-Pacific subsidiary that was completed in September 2001, options were granted in the subsidiary as a means of key employee retention and approximately 2% of the outstanding shares were sold to employees and key partners. The price was established based on a valuation of the company by an independent appraisal firm. The gain represents the difference between proceeds received and the underlying basis in the stock.

Foreign currency exchange gain (loss)

     The exchange gain of $23,000 in the three months ended March 31, 2002 and the exchange loss of $251,000 in the three months ended March 31, 2001, is a result of fluctuations in currency exchange rates between the U.S. dollar and other currencies, primarily the Japanese Yen and the Euro and changes in value of assets and liabilities that are denominated in foreign currencies.

Provision for income taxes

     The effective tax rate was 43% and 36% for the quarters ended March 31, 2002 and 2001, respectively. The change in effective rate resulted from expenses related to the June 2001 acquisition of Network ICE that are not deductible for income tax purposes.

Liquidity and Capital Resources

     Net cash provided by operations in the first three months of 2002 was $7.8 million and included net income of $3.4 million, non-cash depreciation and amortization expense charges of $4.7 million, income tax benefit from employee exercises of stock options of $1.8 million, growth in deferred revenues of $3.0 million; and changes in working capital of $(5.8) million.

     Investing activities in the first three months of 2002 include the purchase of $17.7 million of marketable securities, primarily commercial paper, offset by net proceeds from the maturity of marketable securities of $33.3 million. These assets have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. We also invested in equipment totaling $4.9 million as we provided existing and new personnel with improved computer hardware and incurred leasehold improvement costs related primarily to new offices in Japan.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Our financing activities provided $3.6 million of cash in the quarter ended March 31, 2002, which consisted of proceeds from the exercise of stock options by our employees and from the issuance of common stock through our Employee Stock Purchase Plan.

     As of March 31, 2002, we had $168.5 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and investment grade commercial paper. An additional $12.5 million of commercial paper investments are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted cash. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events or uncertainties that are reasonable likely to results in any significant changes to our liquidity. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

     We do not have any off-balance sheet financing arrangements or any relationships with “structured finance” or “special purpose” entities. Other than our non-cancelable operating leases for office space, we do not have any contractual obligations that would impact our liquidity. Our payment for operating leases is secured by three stand-by letters of credit totaling approximately $10,600,000. The stand-by letters of credit are annually renewable over the duration of the applicable leases. We do not anticipate utilizing these stand-by letters of credit to provide any liquidity needs.

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

Our Future Operating Results Will Likely Fluctuate Significantly

     We cannot predict our future revenues and operating results. However, we do expect our future revenues and operating results to fluctuate due to a combination of factors, including:

•	the growth in the acceptance of, and activity on, the Internet and the World Wide Web, particularly by corporate, institutional and government users;

•	the extent to which the public perceives that unauthorized access to and use of online information are threats to network security;

•	the volume and timing of orders, including seasonal trends in customer purchasing;

•	our ability to develop new and enhanced product and managed service offerings and expand our professional services capabilities;

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•	our ability to provide scalable managed services offerings through our partners in a cost effective manner;

•	foreign currency exchange rates that affect our international operations;

•	product and price competition in our markets; and

•	general economic conditions, both domestically and in our foreign markets.

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

We Face Intense Competition in Our Market

     The market for network security monitoring, detection and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within one of five categories:

•	internal information technology departments of our customers and the consulting firms that assist them in formulating security systems;

•	relatively smaller software companies offering relatively limited applications for network and Internet security;

•	large companies, including Symantec Corp., Cisco Systems, Inc., Enterasys Networks, Inc. and Bindview Development Corp., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

•	software or hardware companies like Cisco Systems, Inc. that could integrate features that are similar to our products into their own products; and

•	small and large companies with competitive offerings to components of our managed services offerings.

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

We Face Rapid Technological Change in Our Industry and Frequent Introductions of New Products

     Rapid changes in technology pose significant risks to us. We do not control nor can we influence the forces behind these changes, which include:

•	the extent to which businesses and others seek to establish more secure networks;

•	the extents to which hackers and others seek to compromise secure systems;

•	evolving computer hardware and software standards;

•	changing customer requirements; and

•	frequent introductions of new products and product enhancements.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Risks Associated with Our Global Operations

     The expansion of our international operations includes our presence in dispersed locations throughout the world, including throughout Europe and the Asia/Pacific and Latin America regions. Our international presence and expansion exposes us to risks not present in our U.S. operations, such as:

•	the difficulty in managing an organization spread over various countries located across the world;

•	compliance with, and unexpected changes in, a wide range of complex regulatory requirements in countries where we do business;

•	increased financial accounting and reporting burdens and complexities and potentially adverse tax consequences;

•	excess taxation due to overlapping tax structures;

•	fluctuations in foreign currency exchange rates resulting in losses or gains from transactions and expenses denominated in foreign currencies;

•	reduced protection for intellectual property rights in some countries; and

•	export license requirements and restrictions on the export of certain technology, especially encryption technology and trade restrictions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of relatively short-term investments, including commercial paper and overnight repurchase agreements. Our marketable securities at March 31, 2002 mature as follows: $22.4 million within 3 months, $3.9 million in three to six months and $12.8 million in more than six months.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

(b)	Reports on Form 8-K.

ISS filed no reports on Form 8-K during this reporting period.

INTERNET SECURITY SYSTEMS, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC. (Registrant)

Date: May 14, 2002	By	/s/ Richard Macchia Chief Financial Officer Vice President and Chief Financial Officer

	By	/s/ Maureen Richards Corporate Controller