Form 10-Q
period 2002-06-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2002-08-13
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

Commission File Number

INTERNET SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	58-2362189

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6303 BARFIELD ROAD, ATLANTA, GEORGIA 30328

(Address of principal executive offices)

Registrant’s telephone number, including area code              (404) 236-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of August 2, 2002

Common Stock, $0.001 par value	48,397,377

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$141,282	$108,038
Marketable securities	32,697	55,129
Accounts receivable, less allowance for doubtful accounts of $2,485 and $2,563, respectively	55,767	50,259
Inventory	2,156	1,768
Prepaid expenses and other current assets	6,885	6,018

Total current assets	238,787	221,212
Property and equipment:
Computer equipment	34,874	31,043
Office furniture and equipment	22,572	20,872
Leasehold improvements	20,219	17,835

	77,665	69,750
Less accumulated depreciation	32,399	25,254

	45,266	44,496
Restricted marketable securities	12,500	12,500
Goodwill, less accumulated amortization of $27,381	196,884	197,060
Other intangibles, less accumulated amortization of $6,901 and $4,644, respectively	16,513	19,722
Other assets	8,119	5,994

Total assets	$518,069	$500,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,103	$3,553
Accrued expenses	19,681	20,440
Deferred revenues	48,812	48,139

Total current liabilities	70,596	72,132
Other non-current liabilities	1,809	1,917
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 48,386,000 and 47,871,000 issued and outstanding, respectively	48	48
Additional paid-in capital	438,338	430,449
Deferred compensation	(1,048)	(1,985)
Accumulated other comprehensive income (loss)	97	(2,312)
Retained earnings	8,229	735

Total stockholders’ equity	445,664	426,935

Total liabilities and stockholders’ equity	$518,069	$500,984

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product licenses and sales	$30,187	$28,088	$60,400	$64,264
Subscriptions	22,788	15,460	43,110	30,596
Professional services	7,056	8,162	14,898	18,005

	60,031	51,710	118,408	112,865
Costs and expenses:
Cost of revenues:
Product licenses and sales	1,344	3,607	3,671	10,151
Subscriptions and professional services	13,362	13,457	25,871	25,295

Total cost of revenues	14,706	17,064	29,542	35,446
Research and development	8,821	8,940	17,428	17,255
Sales and marketing	23,902	23,913	46,589	45,547
General and administrative	6,832	5,085	12,276	9,596
Charge for in-process research and development	—	2,910	—	2,910
Write-off of lease obligation	—	—	—	1,072
Amortization of other intangibles and stock-based compensation	1,464	1,146	2,960	1,314
Amortization of goodwill	—	3,930	—	4,128

	55,725	62,988	108,795	117,268
Operating income (loss)	4,306	(11,278)	9,613	(4,403)
Interest income, net	872	1,792	1,602	3,750
Minority interest	(68)	—	(207)	—
Other income	1,873	—	1,836	1,638
Foreign currency exchange loss	(100)	(31)	(77)	(282)

Income (loss) before income taxes	6,883	(9,517)	12,767	703
Provision for (benefit from) income taxes	2,758	(3,907)	5,273	(228)

Net income (loss)	$4,125	$(5,610)	$7,494	$931

Basic net income (loss) per share of Common Stock	$0.09	$(0.13)	$0.16	$0.02

Diluted net income (loss) per share of Common Stock	$0.08	$(0.13)	$0.15	$0.02

Weighted average shares:
Basic	48,340	44,392	47,924	43,299

Diluted	48,927	44,392	48,773	44,922

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended
	June 30,

	2002	2001

OPERATING ACTIVITIES
Net income	$7,494	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,145	5,205
Amortization of goodwill	—	4,128
Amortization of other intangibles and stock-based compensation	2,960	1,314
Accretion of discount on marketable securities	381	73
Minority interest	207	—
Charge for in-process research and development	—	2,910
Other non-cash items	—	46
Income tax benefit from exercise of stock options	4,225	2,022
Gain on sale of subsidiary stock	—	(1,638)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(5,508)	5,127
Inventory	(388)	858
Prepaid expenses and other assets	(2,992)	(4,881)
Accounts payable and accrued expenses	(2,523)	(5,320)
Deferred revenues	1,800	4,217

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,801	14,992
INVESTING ACTIVITIES
Acquisitions, net of cash received	—	2,307
Net proceeds from maturity of marketable securities	64,396	72,531
Purchases of marketable securities	(42,345)	(70,425)
Purchases of property and equipment	(7,915)	(20,193)
Net proceeds from sale of subsidiary stock	—	1,766

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,136	(14,014)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,756	12,599
Proceeds from issuance of common stock	1,142	1,228

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,898	13,827
Foreign currency impact on cash	2,409	(396)

Net increase in cash and cash equivalents	33,244	14,409
Cash and cash equivalents at beginning of period	108,038	66,210

Cash and cash equivalents at end of period	$141,282	$80,619

SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid	$2,502	$—

INTERNET SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation and significant accounting policies

     The consolidated financial statements of Internet Security Systems, Inc. (“ISS”) as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Other income and expense

     Other income reported in the quarter ended June 30, 2002 consists of a $1.9 million gain on the sale of an investment in an ISS distributor in Japan. The shares of the publicly traded company were acquired when the distributor was privately held and were subsequently sold on the open market. The gain is substantially offset by expenses included in the general and administrative category resulting from the consolidation of Tokyo-based operations from several different locations to a new centralized headquarters in Tokyo. Costs associated with this move included lease termination costs, including remaining rent payments, write-off of leasehold improvements and moving costs.

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

     In the six months ended June 30, 2001, the Company recorded a first quarter $1.1 million write-off of the remaining lease obligation on our previous Atlanta office space. This non-recurring expense originated in the quarter as available subleased space in the area grew substantially as the result of layoffs, closures and consolidations, diminishing the prospects of subleasing our old space.

3. Goodwill and intangible assets

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result, goodwill is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable. Upon adoption, the Company completed the transitional goodwill impairment assessment required by SFAS No. 142 and concluded that goodwill was not impaired at January 1, 2002.

      Goodwill and intangible assets are comprised of the following (in thousands):

	June 30, 2002		December 31, 2001
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unamortized intangible assets:
Goodwill	224,265	(27,381)	224,441	(27,381)

Amortized intangible assets:
Core technology	3,853	(1,797)	3,853	(1,557)
Developed technology	17,808	(4,268)	17,808	(2,487)
Work force	215	(134)	215	(116)
Customer relationships	1,538	(702)	2,490	(484)

Total	23,414	(6,901)	24,366	(4,644)

      The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, six years for work force and three years for customer relationships.

      Amortization expense of intangible assets (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Goodwill	—	3,930	—	4,128
Core technology	120	120	241	241
Developed technology	890	323	1,781	361
Work force	9	9	18	18
Customer relationships	110	95	218	95

Total	1,129	4,477	2,258	4,843

      The estimated future amortization expense of intangible assets as of June 30, 2002 is as follows (in thousands):

Amount

Fiscal year:
2002 (remaining six months)	2,258
2003	4,479
2004	4,100
2005	3,892
2006	1,784
2007 and later	—

16,513

      The following table presents a reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income (loss), reported	$4,125	$(5,610)	$7,494	$931
Amortization of goodwill	—	3,930	—	4,128

Net income (loss), as adjusted	4,125	(1,680)	7,494	5,059

Basic net income (loss) per share, as reported	$0.09	$(0.13)	$0.16	$0.02
Amortization of goodwill	—	0.09	—	0.10

Basic net income (loss) per share, as adjusted	$0.09	$(0.04)	$0.16	$0.12

Diluted net income (loss) per share, as reported	$0.08	$(0.13)	$0.15	$0.02
Amortization of goodwill	—	0.09	—	0.09

Diluted net income (loss) per share, as adjusted	$0.08	$(0.04)	$0.15	$0.11

      For the quarter ended June 30, 2001 options aggregating 1,654,544 are not included in the above calculation as they are antidilutive.

4.   Comprehensive income (loss)

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$4,125	$(5,610)	$7,494	$931
Change in cumulative translation adjustment	3,094	553	2,409	(396)

Comprehensive income (loss)	$7,219	$(5,057)	$9,904	$535

5.   Income (loss) per share

     The computation of net income (loss) per share is as follows (amounts in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic net income (loss) per share:
Net income (loss)	$4,125	$(5,610)	$7,494	$931
Weighted average number of common shares outstanding during the period	48,340	44,392	47,924	43,299

Basic net income (loss) per share	$0.09	$(0.13)	$0.16	$0.02

Diluted net income (loss) per share:
Net income (loss)	$4,125	$(5,610)	$7,494	$931
Weighted average number of common shares outstanding during the period	48,340	44,392	47,924	43,299
Dilutive stock options	587	—	849	1,623

Total shares for purpose of calculating diluted net income (loss) per share	48,927	44,392	48,773	44,922

Diluted net income (loss) per share	$0.08	$(0.13)	$0.15	$0.02

     Options aggregating 1,654,544 for the three months ended June 30, 2001 are not included in the above calculation as they are antidilutive.

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Segment and geographic information

     ISS conducts business in one operating segment, providing information security management solutions. The Company does, however, prepare information for internal use on a geographic basis (e.g., Americas, EMEA (Europe, Middle East and Africa) and Asia/Pacific). This information consists of the operating results of each geographic segment. The segment operating costs reported internally generally consist of direct sales expenses, an executive team and infrastructure to support its employee and customer and partner base, and supporting billing and financial systems. Unallocated corporate expenses include research and development, general and administrative costs that support the global organization and amortization of intangibles, stock based compensation and goodwill.

     There are no intersegment sales. Our chief executive officer and chief financial officer evaluate performance based on operating profit or loss from operations by segment. Assets and liabilities are not discretely allocated or reviewed by segment.

     The following table presents ISS’s revenues, operating expenses and operating income (loss) by geographic segment (amounts in thousands):

	Three months ended June 30, 2002					Three months ended June 30, 2001

	Americas	EMEA	Asia/Pacific	Unallocated	Total	Americas	EMEA	Asia/Pacific	Unallocated	Total

Revenues from external customers:
Product licenses and sales	$20,272	$4,534	$5,381	$—	$30,187	$18,079	$4,654	$5,355	$—	$28,088
Subscriptions	17,642	3,095	2,051	—	22,788	12,962	1,438	1,060	—	15,460
Professional services	4,750	1,464	842	—	7,056	5,891	1,816	455	—	8,162

Total revenue	42,664	9,093	8,274	—	60,031	36,932	7,908	6,870	—	51,710
Cost of revenues:
Product licenses and sales	1,344	—	—	—	1,344	3,439	168	—	—	3,607
Subscriptions and professional services	9,067	2,185	2,110	—	13,362	10,278	2,003	1,176	—	13,457

Total cost of revenues	10,411	2,185	2,110	—	14,706	13,717	2,171	1,176	—	17,064
Operating expenses	16,781	4,734	2,387	17,117	41,019	16,997	5,627	2,487	20,813	45,924

Total expenses	27,192	6,919	4,497	17,117	55,725	30,714	7,798	3,663	20,813	62,988
Segment operating income (loss)	$15,472	$2,174	$3,777	$(17,117)	$4,306	$6,218	$110	$3,207	$(20,813)	$(11,278)

	Six months ended June 30, 2002					Six months ended June 30, 2001

	Americas	EMEA	Asia/Pacific	Unallocated	Total	Americas	EMEA	Asia/Pacific	Unallocated	Total

Revenues from external customers:
Product licenses and sales	$41,122	$8,864	$10,414	$—	$60,400	$44,513	$8,994	$10,757	$—	$64,264
Subscriptions	33,424	5,682	4,004	—	43,110	24,318	4,139	2,139	—	30,596
Professional services	9,860	2,801	2,237	—	14,898	12,805	3,688	1,512	—	18,005

Total revenue	84,406	17,347	16,655	—	118,408	81,636	16,821	14,408	—	112,865
Cost of revenues:
Product licenses and sales	3,629	—	42	—	3,671	9,889	252	10	—	10,151
Subscriptions and professional services	17,629	4,361	3,881	—	25,871	19,330	3,618	2,347	—	25,295

Total cost of revenues	21,258	4,361	3,923	—	29,542	29,219	3,870	2,357	—	35,446
Operating expenses	33,206	9,162	4,221	32,664	79,253	30,444	10,287	4,816	36,275	81,822

Total expenses	54,464	13,523	8,144	32,664	108,795	59,663	14,157	7,173	36,275	117,268
Segment operating income (loss)	$29,942	$3,824	$8,511	$(32,664)	$9,613	$21,973	$2,664	$7,235	$(36,275)	$(4,403)

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Recent accounting pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, (“SFAS 142”), “Accounting for Goodwill and Other Intangibles”. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002. Substantially all of the Company’s goodwill balance of $196.9 million as of June 30, 2002, was recorded in June of 2001, in conjunction with the acquisition of Network ICE. In doing so, the Company determined that goodwill is not impaired, therefore, there was no transitional impairment charge to be recorded. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending December 31, 2002. In 2001, amortization of goodwill totaled $26.5 million.

     On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144, becomes effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS on January 1, 2002. The adoption did not have a material impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

8.   Contingencies

     Beginning on September 28, 2001, the Company and certain of its officers and directors were named as defendants in several lawsuits alleging violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. As of March 27, 2002, six such actions have been filed in the United States District Court for the Northern District of Georgia. The complaints, which are substantially similar in nature, purport to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001 (the “Class Period”). The complaints generally allege that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company’s stock to trade at artificially high prices by making misrepresentations relating to the Company’s financial condition and prospects during the Class Period. The complaints seek damages in an unspecified amount. All six actions have been consolidated into a single case and the court has appointed lead plaintiffs and lead plaintiff's counsel. The company expects that the plaintiffs will file a consolidated, amended complaint. No answer or other responsive papers are yet due from the defendants. The Company believes that it has meritorious defenses and intends to defend the actions vigorously.

9.   Subsequent events

     On July 11, 2002, the Board of Directors of the Company authorized a plan to repurchase up to $50 million of the Company’s stock over the next twelve months. Subject to price and market conditions, purchases may be made from time to time in the open market, block trades or private transactions using the Company’s available cash. The repurchase will be made using existing cash and future cash flows from operations.

    Also on July 11, 2002, the Board of Directors adopted a shareholder rights plan and authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share, of the Company. The dividend was paid on July 29, 2002 to the stockholders of record on that date. Stock issued subsequent to July 29, 2002 will be issued with an attached Right. Each Right will initially represent the rights, under certain circumstances, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) at a purchase price of $80 per one one-thousandth of a share. If a person or group acquires beneficial ownership of 20% or more of the then outstanding shares of the Company's common stock (an “Acquiring Person''), the holder of a Right, upon exercise of the Right, will thereafter have the right to receive, in lieu of shares of Junior Preferred Stock, shares of the Company's common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to twice the purchase price of the Right.

     The Rights expire on July 11, 2012. Generally, the Board of Directors may redeem the Rights at a price of $.001 per Right (subject to adjustment) at any time prior to the earlier of (i) the close of business on the tenth business day following the Shares Acquisition Date (as defined in the rights plan) or (ii) the expiration date of the Rights. Prior to any person or group becoming an Acquiring Person, the Company may amend the Rights Agreement at any time.

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

Critical accounting policies

     The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

     We recognize perpetual license revenues from ISS-developed products upon (i) delivery of software or, if the customer has evaluation software, delivery of the software key and (ii) issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts become due. Product sales consist of (i) appliances sold in conjunction with ISS licensed software and (ii) software developed by third-party partners, combined in some instances with associated hardware appliances and partner maintenance services. These sales are recognized upon shipment to the customer.

     License sales of enterprise and small enterprise products are generated both through a direct sales force and through partners. License sales of small office/home office and consumer products are made through a distributor to retail establishments and are sold directly to customers via the Internet. License revenue for sales made through resellers and distributors are recognized only when the product is delivered to the end user.

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

     Professional services revenues include fee-based service engagements and training. Service engagements, typically billed on a time-and-materials basis, primarily focus on security assessments of customer networks and the development of customers’ security policies. We recognize such professional services revenues as the related services are rendered.

     Multiple element arrangements can include any combination of hardware, software or services. When some elements are delivered prior to others in an arrangement, revenue is deferred until the delivery of the last element unless there is all of the following:

•	vendor specific objective evidence (VSOE) of fair value of the undelivered elements;

•	the functionality of the delivered elements is not dependent on the undelivered elements; and

•	delivery of the delivered elements represents the culmination of the earnings process.

     Our historical rate of return for our software products is negligible. We offer demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. We did not have any transactions in the first half of either 2002 or 2001 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that we licensed software or provided services to that organization.

Allowance for doubtful accounts

     Our sales are global, including companies located in the United States, Europe, Latin America and the Asia/Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. Credit risk with respect to trade accounts receivable are limited due to the large number of entities that comprise the Company’s customer base. We provide for estimated credit losses as such losses become probable and such losses have been within management’s expectations. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and reevaluated and adjusted as additional information is received.

     Our provisions for bad debt during the three months ended June 30, 2002 and for the six months ended June 30, 2002 amounted to $200,000 and $665,000, respectively. At December 31, 2001, our allowance for doubtful accounts included approximately $400,000

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

that had been reserved specifically for two customers, both of which were successfully collected in 2002, and the allowance was decreased accordingly. During the first half of 2002, in response to the difficult current economic conditions, we wrote off approximately $340,000 of receivables that were deemed uncollectible due to the deteriorating condition of certain customers. Our June 30, 2002 allowance for bad debts totals 4.4% of the $55.8 million of trade receivables.

     While actual credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of goodwill

     We currently have a significant intangible asset related to goodwill of $197 million, with $195 million related to our June 2001 acquisition of Network ICE Corporation. The determination of whether or not this asset is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based both on forecasted discounted cash flows through 2006 and on our stock market valuation. The forecasted discounted cash flows include positive cash flow for each year through 2006 and a minimum terminal value of approximately $289 million. Neither method indicated that our goodwill had been impaired and as a result, we did not record any impairment losses related to goodwill during the six months ended June 30, 2002 and 2001.

     Due to uncertain market conditions and potential changes in our strategy and products, it is possible that forecasts used to support our intangible assets may change in the future which could result in significant non-cash charges that would adversely affect our results of operations and financial condition.

Results of operations

The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Product licenses and sales	50%	54%	51%	57%
Subscriptions	38%	30%	36%	27%
Professional services	12%	16%	13%	16%

Total revenues	100%	100%	100%	100%

Cost of product revenues	2%	7%	3%	9%
Cost of subscription and professional service revenues	22%	26%	22%	22%
Research and development	15%	17%	15%	15%
Sales and marketing	41%	46%	40%	40%
General and administrative	11%	10%	10%	9%
Write-off of lease obligation	—	—	—	1%
Charge for in-process research and development		6%		3%
Amortization of goodwill	—	8%	—	4%
Amortization of other intangibles and stock-based compensation	2%	2%	2%	1%

Total costs and expenses	93%	122%	92%	104%

Operating income (loss)	7%	(22)%	8%	(4)%

Revenues

Product licenses and sales

     Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation at 50% of total revenues for the three-month period ended June 30, 2002 and 54% for the

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

corresponding period in 2001. Product licenses and sales represented 51% of total revenues for the six-month period ended June 30, 2002, as compared to 57% for the same period in 2001. The decrease in product licenses and sales as a percentage of total revenues is due to the decrease in the sales of third-party products.

     We have de-emphasized sales of third-party products in order to focus on our own ISS solutions. As such, third-party product revenues decreased from 7% of total revenue in the quarter ended June 30, 2001 to 2% in the corresponding period of 2002, with a similar decrease on a year-to-date basis. Additionally, in 2001, we modified our agreement with Nokia, a maker of appliances that work in conjunction with ISS RealSecure software and certain Checkpoint software. We previously purchased and resold these Nokia appliances with ISS RealSecure software, but now the sale of the Nokia appliances occurs primarily through Nokia resellers, with the sale of ISS RealSecure software directly by us or through our resellers to our customers. This change lowered our sales because the Nokia appliances component of sales is now occurring through Nokia resellers. Although we have de-emphasized sales of third-party products, we continue sales of third-party products as part of our managed security services offerings.

     License sales of enterprise and small enterprise products are generated both through a direct sales force and through various partners, including system integrators, value-added resellers and distributors. When our partners generate sales, revenues are recognized when the end user sale has occurred, which is identified through electronic delivery of a software key that is necessary to operate the product.

     License sales of small office/home office and consumer products are made through distributors to retail establishments and are sold directly to customers via the Internet. License revenue for sales made through our distributors is recognized only when the product is sold to the end user.

     Our product line advanced again in the second quarter of 2002, with enhancements to our desktop, server and network protection solutions. We released RealSecure Desktop Protector 3.5, which added the ability to block outbound network traffic as well as new protection from malicious application execution. We introduced broader platform support for our host products to include several versions of Linux. We shipped a new version of our RealSecure Network Sensor 7.0 with full support for high traffic gigabit networks, as well as advanced detection algorithms, developed by integrating technology from our 2001 acquisition of NetworkICE with our existing technology. Our security management application was updated as well, with a new SiteProtector release in the quarter. SiteProtector remains the industry’s only management application to fully control host and network-based agents, as well as vulnerability products to centralize data and to provide fast, guided analysis of security data.

Subscriptions

     Subscription revenues consist of maintenance, term licenses of product usage and security-monitoring fees for managed services offerings. Subscriptions revenue represented 38% of total revenues in the three months ended June 30, 2002 increasing from 30% of total revenues in the three months ended June 30, 2001. Maintenance continues to represent the largest portion of our subscription revenue, accounting for 26% of total revenues in the three months ended June 30, 2002 and 20% of total revenues in the comparable period of 2001. We continue to increase our software client base that generates maintenance revenues, through a combination of maintenance contracts associated with new product licenses and a high renewal rate of existing contracts.

     Our monitoring fees grew more than 22% in the second quarter of 2002, and represented 7% of total revenues, a one percentage point increase over the corresponding period of 2001. We continue to focus on our intrusion protection offerings, the area of strongest demand.

     On a year-to-date basis, subscriptions revenue represented 36% of total revenues in the six months ended June 30, 2002, as compared to 27% in the six months ended June 30, 2001. The year-to-date increase is primarily the result of increased maintenance. Security-monitoring fees did not increase significantly in the first half of 2002 compared with 2001 because we decreased non-core services during 2001. Specifically, we eliminated a security offering combined with internet service provider services in the fourth quarter of 2001, and eliminated contracts where the partner contracted for capacity, but did not achieve the underlying end-user contracts. We believe that we now have a higher component of business that we perceive as providing long-term value-added services to our customers.

Professional services

     Professional services revenue represented 12% of total revenues in the three months ended June 30, 2002, decreasing from 16% in the corresponding period of 2001. For the six months ended June 30, 2002, professional services revenue was 13% of revenue, which

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

was a decrease from 16% in the corresponding period of 2001. During 2002, professional services as a percentage of total revenues decreased due to continued customer reluctance to spend discretionary dollars on professional services. Further contributing to this decline was a narrowing of our consulting offerings to focus on high-value offerings that utilize our X-Force expertise, and choosing to use partners to provide deployment and other offerings where appropriate. We also decreased the number of training classes related to third-party products and increased our emphasis on courses related to ISS solutions.

Geographic regions

     Geographically, we derived the majority of our revenues from sales to customers within the Americas region; however, international operations continued to be a significant contributor to revenues. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Americas	71%	72%	71%	72%
EMEA	15%	15%	15%	15%
Asia/Pacific Rim	14%	13%	14%	13%

     Revenues in Asia/Pacific Rim increased from 13% of total revenues in the three months ended June 30, 2001 to 14% in the corresponding period of 2002 due to continued strong growth in this region, fueled at least in part by the visibility gained from its IPO in September 2001. The Americas revenue, as a percentage of total revenue, decreased due to the reduction in sales of third party products.

Costs and Expenses

Cost of product licenses and sales

     Cost of revenues from product licenses and sales consists of several components. Costs associated with licensing our software products are minor. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or directly provide to our customers as part of a single solution source. Costs of product revenues as a percentage of total revenues decreased to 2% for the three months ended June 30, 2002 from 7% for the comparable period in 2001 and to 3% for the six months ended June 30, 2002 from 9% for the corresponding period in 2001, as sales of partner software and hardware appliances representing a lower percentage of total revenues. This decrease was the result of a reduction in sales of third party products is consistent with our movement away from the direct sales of third-party products, except where related to ISS managed services.

Cost of subscriptions and services

     Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to our professional services and training. These costs decreased from 26% of revenues in the three months ended June 30, 2001 to 22% of total revenues in the three months ended June 30, 2002. On a year-to-date basis these costs remained at 22% of total revenue in 2001 and 2002. In these periods, costs associated with professional services decreased, while costs associated with our subscription revenue increased.

     As a result of the difficult economic conditions combined with our effort to focus on core professional services, costs associated with our professional services and education services decreased, both in dollars and as a percentage of total revenue. Costs were controlled through a reduction in personnel that began in the third quarter of 2001, a narrowing of our consulting offerings to focus on services that directly contribute to our protection platform strategy, and a decrease in the number of training classes related to third party products. We also continue to emphasize control over discretionary spending and capital expenditures.

     Costs associated with our technical support personnel and our security operations centers increased in 2002 to handle our increasing customer base. As our subscription revenue base increased we added personnel around the globe to handle additional

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

customers under maintenance agreements and under managed security monitoring services. We made an increased investment in automated systems and personnel resources for our Asia/Pacific SOC, which began operating in the third quarter of 2001.

Research and development

     Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation of computer equipment. These costs include those associated with maintaining and expanding the X-Force, our internal team of security experts.

     We believe our primary research and product development and managed service offerings are important to retaining our leadership position in the market. These expenses were 15% of revenue in the three months ended June 30, 2002, compared to 17% in the comparable period of 2001. On a year-to-date basis these costs represented 15% of revenue in 2002 and 2001. We continue to invest in available X-Force research capabilities that we believe to be a differentiator for ISS. We intend to seek more leverage in the research and development area while continuing to invest in the enhancement of current technologies and the development of new technologies.

Sales and marketing

     Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials.

     These expenses were $23.9 million in both the three months ended June 30, 2002 and 2001, but decreased as a percentage of total revenues from 46% in 2001 to 41% in 2002. On a year-to-date basis these expenses remained at 40% of total revenues. While absolute dollars remained consistent in each period expenses associated with our direct sales force decreased as a result of leverage achieved in our sales and marketing efforts by focusing our direct sales force and continued expansion of the channel as a source of product sales. The channel continues to be an important source of global revenue for us as we use its capabilities to reach not just departmental and small companies, but larger customers as well. These decreases were offset by an increase in marketing, specifically advertising costs. Beginning in the first quarter of 2002, and continuing into the second quarter of 2002, we launched our first television and print advertising campaign designed to demonstrate the multitude of threats that can compromise the security of a company’s networks, servers or desktops. This campaign is aimed at increasing awareness of the ISS brand, especially at the mainstream business market.

     We intend to continue to expand our channel sales capabilities, focus on controlling discretionary spending and capital expenditures and adjust our organization in light of economic conditions. While we expect to gain leverage in our sales and marketing costs in the future, our ability to do so will be largely dependent on economic and competitive conditions in future periods.

General and administrative

     General and administrative expenses of $6.8 million in the second quarter of 2002 and $5.1 million in the second quarter of 2001 represented approximately 11% of total revenues in 2002 and 10% in 2001. For the quarter ended June 30, 2002, general and administrative costs included non-recurring expenses related to a relocation of our Asia/Pacific headquarters in Tokyo. Excluding these non-recurring charges, general and administrative expenses remained at 10% of total revenue in the three months ended June 30, 2002 compared to the same period of 2001.

     On a year-to-date basis, general and administrative expenses increased from 9% of total revenues in 2001 to 10% in 2002, primarily due to the non-recurring relocation expenses in Japan and our continued expansion of our general and administrative support staff in the EMEA and Asia/Pacific regions as we focus on growth in those areas. Other general and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services costs, and legal, accounting and other professional service fees. The increase in these expenses is also attributable to our continued efforts, through

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

additional employees and systems, to enhance our management’s ability to obtain and analyze information about our domestic and international operations, and to support a larger employee base, as well as the expansion of our facilities.

Charge for in-process research and development and write-off of lease obligation

     Operating expenses for the three-month and six-month periods ended June 30, 2001 included a $2.9 million charge for the write-off of in-process research and development costs associated with the Network ICE acquisition in June 2001. At that time, in-process research and development had not reached technological feasibility based on identifiable technological risk factors which indicated that even though successful completion was expected, it was not assured at the acquisition date and was immediately charged to operations.

     In the six months ended June 30, 2001, we recorded a first quarter $1.1 million write-off of the remaining lease obligation on our previous Atlanta headquarters office space. This non-recurring expense originated in the first quarter of 2001 as available subleased space in the area grew substantially in that quarter as the result of layoffs, closures and consolidations by many companies, decreasing the prospects of subleasing our old space.

Amortization

     We incurred amortization expense of $1.5 million and $1.1 million in the three months ended June 30, 2002 and 2001, respectively. Amortization expense for the six-month periods ended June 30, 2002 and 2001 was $3.0 million and $1.3 million, respectively. In 2002, amortization relates to intangible assets and stock-based compensation, resulting from acquisitions accounted for under the purchase method. Beginning January 1, 2002, goodwill is no longer amortized, but subject to periodic tests for impairment.

Interest income

     Net interest income decreased from $1.8 million in the quarter ended June 30, 2001 to $872,000 in the comparable quarter of 2002, and from $3.8 million in the six-months ended June 30, 2002 to $1.6 million in the corresponding period of 2002, due to lower market rates of interest on interest bearing cash equivalents and marketable securities. The market rate of interest paid on investment-quality commercial paper and similar investments dropped from approximately 4.4% during the second quarter of 2001 to approximately 2.1% in the second quarter of 2002. As a result, interest income decreased despite an increase in total cash and cash equivalents and interest-bearing marketable securities.

Minority interest

     Minority interest totaled $68,000 in the three months ended June 30, 2002 and $207,000 in the six months ended June 30, 2002. Minority interest expense for the three months and six months ended June 30, 2001 was not material. Minority interest represents the portion of earnings that would be distributed to shares not held by us if the Asia/Pacific Rim subsidiary declared a dividend equal to its earnings. In March 2001 we sold approximately 2% of the outstanding shares of our Asia/Pacific Rim subsidiary to employees and key partners. In September 2001, our Asia/Pacific Rim subsidiary sold newly issued shares equal to approximately 10% of its previously outstanding shares in its initial public offering on the Japan over-the counter market.

Other income

     Other income reported in the three-month period ending June 30, 2002 consisted of a $1.9 million gain on the sale of an investment in an ISS distributor in Japan. The shares of the publicly traded company were acquired when the distributor was privately held and were subsequently sold on the open market. The gain is substantially offset by expenses included in the general and administrative category resulting from the consolidation of Tokyo-based operations from several different locations to a new centralized headquarters in Tokyo.

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

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Foreign currency exchange loss

     The exchange loss of $100,000 and $77,000 in the three months and six months ended June 30, 2002, respectively, and the exchange loss of $31,000 and $282,000 in the three months and six months ended June 30, 2001, respectively, is a result of fluctuations in currency exchange rates between the U.S. dollar and other currencies, primarily the Japanese Yen and the Euro and changes in value of assets and liabilities that are denominated in foreign currencies.

Provision for (benefit from) income taxes

     The effective tax rate was 40% and 41% for the three and six months ended June 30, 2002, respectively. For the comparable periods of 2001 the income tax benefit was approximately 41% of pre-tax net loss for the quarter ended June 30, 2001 and 32% of pre-tax net income for the six months ended June 30, 2001.

     Under APB Opinion No. 28, “Interim Financial Reporting”, we are required to estimate the annual effective income tax rate each time an interim report is issued. As of June 30, 2002, we estimated the annual effective income tax rate for the calendar year 2002 to be 40%.

     The effective tax rate for 2002 differs from the statutory rate primarily due to the impact of acquisition related intangibles that are not deductible for income tax purposes, primarily attributable to the acquisition of Network ICE during the second quarter of 2001. The income tax calculation for the second quarter of 2001 included the impact of goodwill amortization resulting from the Network ICE acquisition that is no longer amortized, effective January 1, 2002 under Statement of Financial Accounting Standard No. 142.

     While we record income tax expense on domestic income, domestic taxes payable are reduced by deductions related to the employee exercise of stock options. The tax benefit of these deductions was recorded as additional paid-in capital. Taxes paid generally relate to our foreign operations.

Liquidity and Capital Resources

     Net cash provided by operations in the first six months of 2002 was $12.8 million and included net income of $7.5 million, non-cash depreciation and amortization expense charges of $10.1 million, income tax benefit from employee exercises of stock options of $4.2 million and growth in deferred revenues of $1.8 million and was offset by a reduction in net assets and liabilities, excluding cash, of $11.4 million.

     Investing activities in the first six months of 2002 included the purchase of $42.3 million of marketable securities, primarily commercial paper, offset by net proceeds from the maturity of marketable securities of $64.4 million. These assets have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. We also invested in equipment totaling $7.9 million as we provided existing and new personnel with improved computer hardware and incurred leasehold improvement costs related primarily to a new Asia/Pacific headquarters in Tokyo.

     Our financing activities provided $3.9 million of cash in the six months ended June 30, 2002, which consisted of proceeds from the exercise of stock options by our employees and from the issuance of common stock through our Employee Stock Purchase Plan.

     As of June 30, 2002, we had $174.0 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and investment grade commercial paper. An additional $12.5 million of commercial paper investments are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted cash. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future.

     On July 18, 2002 we announced our plan to repurchase up to $50 million of our stock utilizing cash on hand and cash flow generated from operations over the next twelve months. We anticipate retaining a cash and marketable securities balance of at least $120 million during this period. Other than this stock repurchase, we are not aware of any trends, events or uncertainties that are reasonably likely to result in any significant changes to our liquidity. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     We do not have any off-balance sheet financing arrangements or any relationships with “structured finance” or “special purpose” entities. Other than our non-cancelable operating leases for office space, we do not have any contractual obligations that would impact our liquidity. Our payment for operating leases is secured by three stand-by letters of credit totaling approximately $10.6 million. The stand-by letters of credit are annually renewable over the duration of the applicable leases. We do not anticipate utilizing these stand-by letters of credit to provide any liquidity needs.

Risk Factors

     Forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to known and unknown risks and uncertainties. Our forward-looking statements contained in this Quarterly Report and elsewhere should be considered in light of the following important risk factors. Variations from our stated intentions or failure to achieve objectives could cause actual results to differ from those projected in our forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

We Operate in a Rapidly Evolving Market

     We began operations in 1994 and achieved profitability in 1999. We operate in a new and rapidly evolving market and must, among other things:

•	respond to competitive developments;

•	continue to upgrade and expand our product and services offerings; and

•	continue to attract, retain and motivate our employees.

     We cannot be certain that we will successfully address these issues. As a result, we cannot assure our investors that we will be able to continue to operate profitably in the future.

Our Future Operating Results Will Likely Fluctuate Significantly

     As a result of our limited operating history, we cannot predict our future revenues and operating results with certainty. However, we do expect our future revenues and operating results to fluctuate due to a combination of factors, including:

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

We Face Intense Competition in Our Market

     The market for network security monitoring, detection and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within one of five categories:

•	internal information technology departments of our customers and the consulting firms that assist them in formulating security systems;

•	relatively smaller software companies offering relatively limited applications for network and Internet security;

•	large companies, including Symantec Corp., Cisco Systems, Inc. and Enterasys Networks, Inc., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

•	software or hardware companies like Cisco Systems, Inc. that could integrate features that are similar to our products into their own products; and

•	small and large companies with competitive offerings to components of our managed services offerings.

     Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, would make such combined entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection and response products and managed security services, which increases pricing pressures within our market.

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

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We Must Attract and Retain Personnel While Competition for Personnel in Our Industry is Intense

     Competition for talented personnel in the software, network consulting and managed services industries is intense. We believe our future success will depend in part on our ability to recruit and retain highly skilled engineering, technical, consulting, marketing, sales and management personnel. To accomplish this, we believe we must provide competitive compensation.

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

     Our products involve very complex technology, and as a consequence, major new products and product enhancements require a long time to develop and test before going to market. Because this amount of time is difficult to estimate, we have had to delay the scheduled introduction of new and enhanced products in the past and may have to delay the introduction of new and enhanced products enhancements in the future.

     The techniques computer hackers use to gain unauthorized access to, or to sabotage, networks and intranets are constantly evolving and increasingly sophisticated. Furthermore, because new hacking techniques are usually not recognized until used against one or more targets, we are unable to anticipate most new hacking techniques. To the extent that new hacking techniques harm our customers’ computer systems or businesses, affected or prospective customers may believe that our products are ineffective, which may cause them or prospective customers to reduce or avoid purchases of our products.

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

We Must Successfully Integrate Acquisitions

     As part of our growth strategy, we have and may continue to acquire or make investments in companies with products, technologies or professional services capabilities complementary to our solutions. When engaging in acquisitions, we could encounter difficulties in assimilating new personnel and operations into our company. These difficulties may disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. These difficulties could also include accounting requirements, such as impairment charges related to goodwill or expensing in-process research and development costs. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions or that we will not encounter other problems in connection with our recent or any future acquisitions. In addition, any future acquisitions may require us to incur debt or issue equity securities. The issuance of equity securities could dilute the investment of our existing stockholders.

We Depend on Our Intellectual Property Rights and Use Licensed Technology

     We rely primarily on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have 15 patent applications under review. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining our technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of relatively short-term investments, including commercial paper and overnight repurchase agreements. Our marketable securities at June 30, 2002 mature as follows: $3.9 million within three months, $22.9 million in three to six months and $5.9 million in more than six months.

Risk Associated with Foreign Exchange Rates

     We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates. Our foreign operations are, for the most part, naturally hedged against exchange rate fluctuations since both revenues and expenses of each foreign affiliate are denominated in the same currency. As a result, an unfavorable change in the exchange rate for any particular foreign subsidiary would result in lower revenues and expenses with regards to operating results, and lower assets and liabilities with regards to the balance sheet. Therefore, we do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses remains minimal.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Beginning on September 28, 2001, the Company and certain of its officers and directors were named as defendants in several lawsuits alleging violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. As of March 27, 2002, six such actions have been filed in the United States District Court for the Northern District of Georgia. The complaints, which are substantially similar in nature, purport to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001 (the “Class Period”). The complaints generally allege that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company’s stock to trade at artificially high prices by making misrepresentations relating to the Company’s financial condition and prospects during the Class Period. The complaints seek damages in an unspecified amount. All six actions have been consolidated into a single case and the court has appointed lead plaintiffs and lead plaintiffs counsel. The Company expects that the plaintiffs will file a consolidated, amended complaint. No answer or other responsive papers are yet due from the defendants. The Company believes that it has meritorious defenses and intends to defend the actions vigorously.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 11, 2002, the Board of Directors adopted a shareholder rights plan and authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share, of the Company. The dividend was paid on July 29, 2002 to the stockholders of record on that date. Stock issued subsequent to July 29, 2002 will be issued with an attached Right. Each Right will initially represent the rights, under certain circumstances, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) at a purchase price of $80 per one one-thousandth of a share. If a person or group acquires beneficial ownership of 20% or more of the then outstanding shares of the Company's common stock (an “Acquiring Person''), the holder of a Right, upon exercise of the Right, will thereafter have the right to receive, in lieu of shares of Junior Preferred Stock, shares of the Company's common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to twice the purchase price of the Right.

     The Rights expire on July 11, 2012. Generally, the Board of Directors may redeem the Rights at a price of $.001 per Right (subject to adjustment) at any time prior to the earlier of (i) the close of business on the tenth business day following the Shares Acquisition Date (as defined in the rights plan) or (ii) the expiration date of the Rights. Prior to any person or group becoming an Acquiring Person, the Company may amend the Rights Agreement at any time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Internet Security Systems, Inc. was held on Wednesday, May 29, 2002.

     The following two directors were elected to serve a three-year term ending in the year 2005: (a) Richard S. Bodman, 42,113,700 votes for and 395,908 votes withheld, and (b) Kevin J. O’Connor, 42,257,284 votes for and 252,324 votes withheld.

     Our Restated 1995 Stock Incentive Plan was amended to prohibit certain amendments to the plan without stockholder approval and to change the Automatic Option Grant Program for non-employee directors by reducing the initial grant to non-employee directors to 20,000 options and increasing the annual grant to non-employee directors to 10,000 options. The vote was as follows: (a) Voting For: 25,783,653, (b) Voting Against: 16,712,609, (c) Abstentions: 13,345. There were no broker non-votes for purposes of this proposal.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	3.1	—	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2000 and incorporated by reference herein).

	3.2	—	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-44529 and incorporated by reference herein).

	11	—	Computation of Per Share Earnings.*

	99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

ISS filed no reports on Form 8-K during this reporting period.

*Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 5 to the consolidated financial statements in this report.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTERNET SECURITY SYSTEMS, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.

Date: August 13, 2002	By	/s/ Richard Macchia

Chief Financial Officer Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

	By	/s/ Maureen Richards

Corporate Controller
(Chief Accounting Officer)