Form 10-Q
period 2002-09-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2002-11-13
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________to______________________________

Commission File Number 000-23655

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of each class	as of November 8, 2002
Common Stock, $0.001 par value	49,496,000

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$123,699	$108,038
Marketable securities	54,792	55,129
Accounts receivable, less allowance for doubtful accounts of $2,612 and $2,563, respectively	63,102	50,259
Inventory	2,273	1,768
Prepaid expenses and other current assets	6,280	6,018

Total current assets	250,146	221,212
Property and equipment:
Computer equipment	36,591	31,043
Office furniture and equipment	22,287	20,872
Leasehold improvements	20,258	17,835

	79,136	69,750
Less accumulated depreciation	36,035	25,254

	43,101	44,496
Restricted marketable securities	12,500	12,500
Goodwill, less accumulated amortization of $27,381	200,464	197,060
Other intangibles, less accumulated amortization of $8,030 and $4,644, respectively	15,384	19,722
Other assets	9,296	5,994

Total assets	$530,891	$500,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,803	$3,553
Accrued expenses	20,591	20,440
Deferred revenues	52,092	48,139

Total current liabilities	75,486	72,132
Other non-current liabilities	2,290	1,917
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 48,481,000 and 47,871,000 issued and outstanding, respectively	48	48
Additional paid-in capital	442,037	430,449
Deferred compensation	(745)	(1,985)
Accumulated other comprehensive loss	(806)	(2,312)
Retained earnings	14,570	735
Less treasury stock, at cost (130,000 shares)	(1,989)	—

Total stockholders’ equity	453,115	426,935

Total liabilities and stockholders’equity	$530,891	$500,984

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product licenses and sales	$30,150	$27,435	$90,550	$91,699
Subscriptions	24,153	17,663	67,263	48,259
Professional services	7,465	7,636	22,363	25,641

	61,768	52,734	180,176	165,599
Costs and expenses:
Cost of revenues:
Product licenses and sales	1,928	1,401	5,599	11,552
Subscriptions and professional services	12,766	12,788	38,637	38,083

Total cost of revenues	14,694	14,189	44,236	49,635
Research and development	8,692	9,276	26,120	26,531
Sales and marketing	23,780	23,449	70,369	68,996
General and administrative	5,918	5,509	18,194	15,105
Charge for in-process research and development	—	—	—	2,910
Write-off of lease obligation	—	—	—	1,072
Amortization of other intangibles and stock-based compensation	1,326	2,213	4,286	3,451
Amortization of goodwill	—	11,393	—	15,597

	54,410	66,029	163,205	183,297
Operating income (loss)	7,358	(13,295)	16,971	(17,698)
Interest income, net	877	1,524	2,479	5,274
Minority interest	(66)	(156)	(273)	(156)
Other income	2,068	13,620	3,904	15,258
Foreign currency exchange gain (loss)	145	(163)	68	(445)

Income before income taxes	10,382	1,530	23,149	2,233
Provision for income taxes	4,041	7,618	9,314	7,390

Net income (loss)	$6,341	$(6,088)	$13,835	$(5,157)

Basic net income (loss) per share of Common Stock	$0.13	$(0.13)	$0.29	$(0.12)

Diluted net income (loss) per share of Common Stock	$0.13	$(0.13)	$0.28	$(0.12)

Weighted average shares:
Basic	48,393	47,693	48,080	44,764

Diluted	48,855	47,693	48,865	44,764

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

OPERATING ACTIVITIES Net income (loss)	$13,835	$(5,157)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,781	8,135
Amortization of goodwill	—	15,597
Amortization of other intangibles and stock-based compensation	4,286	3,451
Accretion of discount on marketable securities	230	175
Minority interest	273	156
Charge for in-process research and development	—	2,910
Income tax benefit from exercise of stock options	6,952	9,398
Gain on issuance of subsidiary stock	(2,560)	—
Gain on sale of subsidiary stock	—	(15,252)
Other non-cash items	—	67
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(11,566)	1,271
Inventory	(505)	147
Prepaid expenses and other assets	(3,377)	(6,723)
Accounts payable and accrued expenses	(2,215)	(6,214)
Deferred revenues	5,480	8,059

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,614	15,864
INVESTING ACTIVITIES Acquisitions, net of cash received	(1,348)	(7,495)
Net proceeds from maturity of marketable securities	63,315	105,492
Purchases of marketable securities	(63,208)	(98,127)
Purchases of property and equipment	(9,207)	(26,683)
Net proceeds from sale of subsidiary stock	—	16,529

NET CASH USED IN INVESTING ACTIVITIES	(10,448)	(10,284)
FINANCING ACTIVITIES Proceeds from exercise of stock options	2,892	13,105
Proceeds from issuance of common stock	2,086	2,250
Purchase of treasury shares	(1,989)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,989	15,355
Foreign currency impact on cash	1,506	678

Net increase in cash and cash equivalents	15,661	21,613
Cash and cash equivalents at beginning of period	108,038	66,210

Cash and cash equivalents at end of period	$123,699	$87,823

SUPPLEMENTAL CASH FLOW DISCLOSURE Income taxes paid	$2,770	$—

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation and significant accounting policies

     The consolidated financial statements of Internet Security Systems, Inc. (“ISS”) as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Business Combinations

     On August 1, 2002 Internet Security Systems KK, our Asia-Pacific subsidiary, acquired a primary ISS KK distributor in Singapore, TriSecurity Holdings Pte Ltd. This acquisition provides our Asia-Pacific subsidiary direct support capabilities for their customers in Southeast Asia and allows ISS KK to expand its capabilities in this growing market. The consideration consisted of 1,000 shares of ISS KK stock and approximately $1.2 million of cash. Goodwill of approximately $4.0 million related to the purchase was recorded. There is additional annual contingent consideration dependent on the achievement of specified increasing levels of revenues and operating profits for the years 2002 through 2004. The total maximum additional consideration is 735 shares of ISS KK stock and will be recorded as additional purchase price.

     The operating results of ISS include the operating results of TriSecurity Holdings Pte Ltd. since the date of acquisition.

3.  Other income and expense

     Other income for the third quarter of 2002 includes a $2.6 million gain related to the issuance of subsidiary shares in connection with the acquisition of TriSecurity Holdings Pte Ltd. The Company reported a gain on the difference between the fair market value of the shares issued and the book value of those shares, in accordance with Staff Accounting Bulletin No. 51 and company policy.

     In the nine months ended September 30, 2002, other income also consists of a second quarter gain of $1.9 million on the sale of an investment in an ISS distributor in Japan. The shares of the publicly traded company were acquired when the distributor was privately held and were subsequently sold on the open market. The gain is substantially offset by second quarter expenses included in the general and administrative category resulting from the consolidation of Tokyo-based operations from several different locations to a new centralized headquarters in Tokyo. Costs associated with this move included lease termination costs, including remaining rent payments, write-off of leasehold improvements and moving costs.

     Other income for the three and nine months ended September 30, 2001 includes a subsidiary IPO gain of $13.6 million from an initial public offering on the Japan over-the-counter market by the Company’s subsidiary responsible for Asia-Pacific operations. Proceeds of the IPO were retained by the subsidiary.

     In the nine months ended September 30, 2001, other income included a second quarter non-recurring other income item of $1.6 million from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001. As part of the planning for an IPO in Japan of a minority interest in our Asia-Pacific subsidiary that was completed in September 2001, options were granted in the subsidiary as a means of key employee retention and approximately 2% of the outstanding shares were

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sold to employees and key partners. The price was established based on a valuation of the company by an independent appraisal firm. The gain represents the difference between proceeds received and the underlying basis in the stock.

     In the quarter ended March 31, 2001, the Company recorded a $1.1 million write-off of the remaining lease obligation on our previous Atlanta office space. This non-recurring expense originated in the first quarter as available subleased space in the area grew substantially as the result of layoffs, closures and consolidations, diminishing the prospects of subleasing our old space.

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

     Goodwill and intangible assets are comprised of the following (in thousands):

	September 30, 2002		December 31, 2001
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unamortized intangible assets:
Goodwill	$227,845	$(27,381)	$224,441	$(27,381)

Amortized intangible assets:
Core technology	3,853	(1,919)	3,853	(1,557)
Developed technology	16,857	(4,960)	17,808	(2,487)
Work force	215	(143)	215	(116)
Customer relationships	2,490	(1,008)	2,490	(484)

Total	$23,414	$(8,030)	$24,366	$(4,644)

The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, six years for work force and three years for customer relationships. Amortization expense of intangible assets is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Goodwill	$—	$11,393	$—	$15,597
Core technology	120	120	361	361
Developed technology	792	967	2,474	1,278
Work force	9	9	27	27
Customer relationships	207	208	524	277

Total	$1,128	$12,697	$3,386	$17,540

     The estimated future amortization expense of intangible assets as of September 30, 2002 is as follows (in thousands):

Amount

Fiscal year:
2002 (remaining three months)	$1,129
2003	4,483
2004	4,096
2005	3,888
2006	1,788

Total	$15,384

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table presents a reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss), reported	$6,341	$(6,088)	$13,835	$(5,157)
Amortization of goodwill	—	11,393	—	15,597

Net income, as adjusted	6,341	5,305	13,835	10,440

Basic net income (loss) per share, as reported	$0.13	$(0.13)	$0.29	$(0.12)
Amortization of goodwill	—	0.24	—	0.35

Basic net income per share, as adjusted	$0.13	$0.11	$0.29	$0.23

Diluted net income (loss) per share, as reported	$0.13	$(0.13)	$0.28	$(0.12)
Amortization of goodwill	—	0.24	—	0.35

Diluted net income per share, as adjusted	$0.13	$0.11	$0.28	$0.23

     Outstanding options to purchase 881,000 and 1,344,000 shares of the Company’s common stock were not included in the computation of diluted net income (loss) per share in the three months and nine months ended September 30, 2001, respectively, as their impact on loss per share is antidilutive.

5.  Comprehensive income (loss)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$6,341	$(6,088)	$13,835	$(5,157)
Change in cumulative translation adjustment	(903)	1,074	1,506	678

Comprehensive income (loss)	$5,438	$(5,014)	$15,341	$(4,479)

6.      Income (loss) per share

     The computation of net income (loss) per share is as follows (amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic net income (loss) per share:
Net income (loss)	$6,341	$(6,088)	$13,835	$(5,157)
Weighted average number of common shares outstanding during the period	48,393	47,693	48,080	44,764

Basic net income (loss) per share	$0.13	$(0.13)	$0.29	$(0.12)

Diluted net income (loss) per share:
Net income (loss)	$6,341	$(6,088)	$13,835	$(5,157)
Weighted average number of common

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

shares outstanding during the period	48,393	47,693	48,080	44,764
Dilutive stock options	462	—	785	—

Total shares for purpose of calculating diluted net income (loss) per share	48,855	47,693	48,865	44,764

Diluted net income (loss) per share	$0.13	$(0.13)	$0.28	$(0.12)

7.  Segment and geographic information

     ISS conducts business in one operating segment, providing information security management solutions. The Company does, however, prepare information for internal use on a geographic basis (Americas, EMEA (Europe, Middle East and Africa) and Asia/Pacific). This information consists of the operating results of each geographic segment. The segment operating costs reported internally generally consist of direct sales expenses, an executive team and infrastructure to support its employee and customer and partner base, and supporting billing and financial systems. Unallocated corporate expenses include research and development, general and administrative costs that support the global organization and amortization of intangibles, stock based compensation and goodwill.

     There are no intersegment sales. Our chief executive officer and chief financial officer evaluate performance based on operating profit or loss from operations by segment. Assets and liabilities are not discretely allocated or reviewed by segment.

     The following table presents ISS’s revenues, operating expenses and operating income (loss) by geographic segment (amounts in thousands):

		Three months ended September 30, 2002					Three months ended September 30, 2001

	Americas	EMEA	Asia/Pacific	Unallocated	Total	Americas	EMEA	Asia/Pacific	Unallocated	Total

Revenues from external customers:
Product licenses and sales	$20,513	$4,174	$5,463	$—	$30,150	$17,325	$4,541	$5,569	$—	$27,435
Subscriptions	18,494	3,325	2,334	—	24,153	14,597	1,754	1,312	—	17,663
Professional services	5,203	1,158	1,104	—	7,465	5,381	1,637	618	—	7,636

Total revenue	44,210	8,657	8,901	—	61,768	37,303	7,932	7,499	—	52,734
Cost of revenues:
Product licenses and sales	1,915	—	13	—	1,928	1,399	2	—	—	1,401
Subscriptions and professional services	8,571	2,046	2,149	—	12,766	9,215	1,897	1,676	—	12,788

Total cost of revenues	10,486	2,046	2,162	—	14,694	10,614	1,899	1,676	—	14,189
Operating expenses	15,847	5,502	2,431	15,936	39,716	14,882	6,287	2,280	28,391	51,840

Total expenses	26,333	7,548	4,593	15,936	54,410	25,496	8,186	3,956	28,391	66,029
Segment operating income (loss)	$17,877	$1,109	$4,308	$(15,936)	$7,358	$11,807	$(254)	$3,543	$(28,391)	$(13,295)

	Nine months ended September 30, 2002						Nine months ended September 30, 2001

	Americas	EMEA	Asia/Pacific	Unallocated	Total	Americas	EMEA	Asia/Pacific	Unallocated		Total

Revenues from external customers:
Product licenses and sales	$61,635	$13,038	$15,877	$—	$90,550	$61,838	$13,535	$16,326	$		$91,699
Subscriptions	51,918	9,007	6,338	—	67,263	38,915	5,893	3,451		—	48,259
Professional services	15,063	3,959	3,341	—	22,363	18,186	5,325	2,130		—	25,641

Total revenue	128,616	26,004	25,556	—	180,176	118,939	24,753	21,907		—	165,599
Cost of revenues:
Product licenses and sales	5,544	—	55	—	5,599	11,288	254	10		—	11,552
Subscriptions and professional services	26,200	6,407	6,030	—	38,637	28,545	5,515	4,023		—	38,083

Total cost of revenues	31,744	6,407	6,085	—	44,236	39,833	5,769	4,033		—	49,635
Operating expenses	49,053	14,664	6,652	48,600	118,969	45,326	16,574	7,096		64,666	133,662

Total expenses	80,797	21,071	12,737	48,600	163,205	85,159	22,343	11,129		64,666	183,297
Segment operating income (loss)	$47,819	$4,933	$12,819	$(48,600)	$16,971	$33,780	$2,410	$10,778		$(64,666)	$(17,698)

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIALS - (Continued)

8.  Recent accounting pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, (“SFAS 142”), “Accounting for Goodwill and Other Intangibles”. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Companies were required to immediately adopt the amortization provisions of SFAS 142 as it relates to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies were required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company adopted SFAS 142 effective January 1, 2002. Substantially all of the Company’s goodwill balance of $200.5 million as of September 30, 2002 was recorded in June 2001 in conjunction with the acquisition of Network ICE. In doing so, the Company determined that goodwill is not impaired, therefore, there was no transitional impairment charge to be recorded. The impact of the adoption as it relates to goodwill, which exists currently, is to eliminate amortization of goodwill expense beginning with the year ending December 31, 2002. In 2001, amortization of goodwill totaled $26.5 million.

     On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS 144 on January 1, 2002. The adoption did not have a material impact on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

9.  Contingencies

     Beginning on September 28, 2001, the Company and certain of its officers and directors were named as defendants in several lawsuits alleging violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. Six such actions were filed in the United States District Court for the Northern District of Georgia. All six actions have been consolidated into a single case and the court has appointed lead plaintiffs and lead plaintiff’s counsel. The consolidated amended complaint was filed October 9, 2002 and purports to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001 (the “Class Period”). The complaint generally alleges that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company’s stock to trade at artificially high prices by making misrepresentations relating to the Company’s financial condition and prospects during the Class Period. The complaint seeks damages in an unspecified amount. The Company’s response to the consolidated amended complaint is currently due by November 25, 2002. The Company believes that it has meritorious defenses and intends to defend the actions vigorously.

10. Subsequent event

     On October 31, 2002, the Company completed the acquisition of privately held vCIS, Inc. of Santa Clara, California, the developer of patent-pending, next-generation, pre-emptive behavioral inspection technology. The technology prevents malicious code from executing and causing damage before it has an opportunity to interact with the enterprise network. The integrated pre-emptive behavioral technology is expected to be available for the desktop in the first quarter of 2003. Each outstanding share of vCIS common stock, no par value, was converted into the right to receive .04770 shares of ISS common stock, par value $0.001 per share. Additionally, each outstanding stock option to purchase shares of vCIS common stock was assumed by ISS and converted into a stock option to purchase shares of ISS Common Stock. ISS will issue an aggregate of approximately 1,000,000 shares of ISS Common Stock for the outstanding vCIS common stock and stock options assumed. Shares will be reserved for future exercise of stock options outstanding under the vCIS stock option plan assumed in the transaction. An in-process research and development charge is expected to be incurred in the fourth quarter of 2002 in accounting for this transaction. This charge may represent a significant portion of the total combined fair value of the common stock issued, stock options assumed and estimated acquisition costs of approximately $19.2 million.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information, the matters discussed in this Quarterly Report on Form 10-Q may be considered “forward-looking” statements. Such statements include declarations regarding our current intent, belief or expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors in this Quarterly Report on Form 10-Q, as well as the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission and available at the SEC’s Web site at www.sec.gov.

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

     Our managed services offerings currently provide remote management of the industry’s best-of-breed security technology, focusing on security assessment and intrusion detection systems, and also including firewalls, VPNs, anti-virus and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers’ needs and providing professional and managed services.

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

Revenue recognition

     Revenue is recognized under Statement of Position (“SOP”) 97-2 as modified by SOP 98-9, when the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

•	price is fixed or determinable; and

•	collection is probable.

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

     License sales of small office/home office and consumer products are made through a distributor to retail establishments and are sold directly to customers via the Internet. License revenue for sales made through resellers and distributors are recognized only when the product is sold to the end user.

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

     Our historical rate of return for our software products is negligible. We offer demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. We did not have any transactions in the first nine-months of either 2002 or 2001 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that we licensed software or provided services to that organization.

Allowance for doubtful accounts

     Our sales are global, with customers located in the United States, Europe, Latin America and the Asia/Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. Credit risk with respect to trade accounts receivable are limited due to the large number of entities that comprise the Company’s customer base. We provide for estimated credit losses as such losses become probable. To date, such losses have been within management’s expectations. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

     Our provisions for doubtful accounts during the three months ended September 30, 2002 and for the nine months ended September 30, 2002 amounted to $410,000 and $1,075,000, respectively. At December 31, 2001, our allowance for doubtful accounts included approximately $400,000 that had been reserved specifically for two customers. Because the amounts due from these customers were successfully collected in 2002, the allowance was decreased accordingly. During the first nine months of 2002, in response to the difficult current economic conditions, we wrote off approximately $626,000 of receivables that were deemed uncollectible due to the deteriorating condition of certain customers. Our September 30, 2002 allowance for doubtful accounts totals 4.0% of the $65.7 million of trade receivables.

     While actual credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of goodwill

     We currently have a significant intangible asset related to goodwill of $200 million, with $195 million related to our June 2001 acquisition of Network ICE Corporation. The determination of whether or not this asset is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based both on forecasted discounted cash flows through 2006 and on our stock market valuation. The forecasted discounted cash flows include positive cash flow for each year through 2006 and a minimum terminal value of approximately $289 million. Neither method indicated that our goodwill had been impaired and as a result, we did not record any impairment losses related to goodwill during the nine months ended September 30, 2002 and 2001.

     Due to uncertain market conditions and potential changes in our strategy and products, it is possible that forecasts used to support our intangible assets may change in the future which could result in significant non-cash charges that would adversely affect our results of operations and financial condition.

Results of operations

     The following table sets forth certain consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Product licenses and sales	49%	52%	50%	55%
Subscriptions	39%	34%	37%	29%
Professional services	12%	14%	13%	16%

Total revenues	100%	100%	100%	100%

Cost of product revenues	3%	3%	3%	7%
Cost of subscription and professional service revenues	21%	24%	22%	23%
Research and development	14%	18%	14%	16%
Sales and marketing	38%	44%	39%	42%
General and administrative	10%	10%	10%	9%
Write-off of lease obligation	—	—	—	1%
Charge for in-process research and development	—	—	—	2%
Amortization of goodwill	—	22%	—	9%
Amortization of other intangibles and stock-based compensation	2%	4%	2%	2%

Total costs and expenses	88%	125%	90%	111%

Operating income (loss)	12%	(25)%	10%	(11)%

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

Revenues

Product licenses and sales

     Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, continued to be the primary source of revenue generation at 49% of total revenues for the three-month period ended September 30, 2002 and 52% for the corresponding period in 2001. Product licenses and sales represented 50% of total revenues for the nine-month period ended September 30, 2002, as compared to 55% for the same period in 2001. The decrease in product licenses and sales as a percentage of total revenues from 2001 to 2002 is due to the decrease in the sales of third-party products.

     We continue sales of third-party products as part of our managed security services offerings, otherwise de-emphasizing the direct sales of third-party products. As a result, third-party product revenues decreased from 4% of total revenues in the quarter ended September 30, 2001 to 3% in the corresponding period of 2002. On a year-to-date basis, third-party product revenues decreased as a percentage of total revenues from 10% in 2001 to 3% in 2002.

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

Subscriptions

     Subscription revenues consist of maintenance, term licenses of product usage and security-monitoring fees for managed services offerings. Subscriptions revenue represented 39% of total revenues in the three months ended September 30, 2002 increasing from 34% of total revenues in the three months ended September 30, 2001. Maintenance continues to represent the largest portion of our subscription revenue, accounting for 27% of total revenues in the three months ended September 30, 2002 and 23% of total revenues in the comparable period of 2001. We continue to increase our software client base that generates maintenance revenues, through a combination of maintenance contracts associated with new product licenses and a high renewal rate of existing contracts.

     Monitoring fees represented 8% of total revenues in the third quarter of 2002, a one-percentage point increase over the corresponding period of 2001. We continue to focus on our intrusion protection offerings, which resulted in a 6% increase in monitoring revenues in the third quarter of 2002 as compared to the second quarter of 2002.

     On a year-to-date basis, subscriptions revenue represented 37% of total revenues in the nine months ended September 30, 2002, as compared to 29% in the nine months ended September 30, 2001. The year-to-date increase is primarily the result of increased maintenance. Security-monitoring fees increased 19% in the first nine months of 2002 compared with 2001 despite decreasing non-core services during 2001. Specifically, we eliminated a security offering combined with internet service provider services in the fourth quarter of 2001, and eliminated contracts where the partner contracted for capacity, but did not achieve the underlying end-user contracts. In addition, we have had some customers bring firewall management in-house. As a result, management of our products is a larger portion of our managed services business which we perceive as providing long-term value to our customers.

Professional services

     Professional services revenue represented 12% of total revenues in the three months ended September 30, 2002, decreasing from 13% in the corresponding period of 2001. For the nine months ended September 30, 2002, professional services revenue was 13% of revenue, which was a decrease from 16% in the corresponding period of 2001. During 2002, professional services as a percentage of total revenues decreased partially due to continued customer reluctance to spend discretionary dollars on professional services. Also contributing to this decline was a narrowing of our consulting offerings to focus on high-value offerings that utilize our X-Force

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

expertise, and choosing to use partners to provide deployment and other offerings where appropriate. We also decreased the number of training classes related to third-party products and increased our emphasis on courses related to ISS solutions.

Geographic regions

     Geographically, we derived the majority of our revenues from sales to customers within the Americas region; however, international operations continued to be a significant contributor to revenues. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Americas	72%	71%	71%	72%
EMEA	14%	15%	15%	15%
Asia/Pacific Rim	14%	14%	14%	13%

Costs and Expenses

Cost of product licenses and sales

     Cost of revenues from product licenses and sales consists of several components. Costs associated with licensing our software products are minor. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or directly provide to our customers as part of a single solution source. We experienced lower margins on these sales in the third quarter of 2002 compared to 2001. As a result, costs of product revenues as a percentage of total revenues remained constant at 3% for the three months ended September 30, 2002 and 2001, even though third party revenues declined.

     On a year-to-date basis, cost of product revenues decreased from 7% of total revenues for the nine months ended September 30, 2001 to 3% for the nine months ended September 30, 2002, as sales of partner software and hardware appliances represented a lower percentage of total revenues. This decrease was consistent with our movement away from the direct sales of third-party products, except where related to ISS managed services.

Cost of subscriptions and services

     Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under maintenance agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to our professional services and training. These costs decreased from 24% of total revenues in the three months ended September 30, 2001 to 21% of total revenues in the three months ended September 30, 2002. A similar trend existed on a year-to-date basis as these costs decreased from 23% of total revenues for the nine months ended September 30, 2001 to 22% in 2002.

     As a result of the difficult economic conditions combined with our effort to focus on core professional services, costs associated with our professional services and education services decreased, both in dollars and as a percentage of total revenues. Costs were controlled through a reduction in personnel that began in the third quarter of 2001, a narrowing of our consulting offerings to focus on services that directly contribute to our protection platform strategy, and a decrease in the number of training classes related to third party products. We also continue to emphasize control over discretionary spending and capital expenditures.

     Costs associated with our technical support personnel and our security operations centers increased in 2002 to handle our increasing customer base. As our subscription revenue base increased we added personnel around the globe to handle additional customers under maintenance agreements and under managed security monitoring services. We made an increased investment in automated systems and personnel resources for our Asia/Pacific SOC, which began operating in the third quarter of 2001.

Research and development

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

     Research and development expenses consist of salary and related costs of research and development personnel, including costs for employee benefits, and depreciation of computer equipment. These costs include those associated with maintaining and expanding the X-Force, our internal team of security experts.

     We believe our primary research and product development and managed service offerings are important to retaining our leadership position in the market. In the third quarter of 2002, we continued the release of major enhancements to our product lines. After releasing RealSecure Network Protector 7.0 and RealSecure Server Sensor 3.5 in the second quarter, we released RealSecure Desktop Protector 3.5 in the third quarter, which added improved scalability and the ability to block outbound network traffic as well as new protection from malicious application execution. We also provided enhancements to our management consoles and our vulnerability assessment products as well as RealSecure Guard, RealSecure Sentry, and RealSecure Gigabit Sentry.

     Research and development expenses were 14% of total revenues in the three months ended September 30, 2002, compared to 18% in the comparable period of 2001 as we have been able to provide new product offerings and enhancements with fewer headcount. An example of this efficiency is our protocol analysis framework that allows us to gain engineering efficiency as it requires fewer signature updates than traditional IDS software. On a year-to-date basis these costs represented 14% of total revenues in 2002, a decrease from 16% of total revenues in the comparable period of 2001.

     While we are committed to continue our investment in X-Force research capabilities that we believe to be a differentiator for ISS, we intend to continue to seek more leverage in the research and development area while enhancing current technologies and developing new technologies.

Sales and marketing

     Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials.

     Gaining leverage in sales and marketing is a key objective for us. This is evidenced by the decrease in these expenses as a percentage of total revenues from 44% in the three months ended September 30, 2001 to 38% in the comparable period of 2002. For the nine-month periods ended September 30, these expenses decreased as a percentage of revenues from 42% in 2001 to 39% in 2002. We have undertaken several initiatives over the last year to achieve this decrease. During the third quarter of 2001 we resized our operations, resulting in personnel reductions and decreases in various operating expenses. As a result, the 2001 periods included costs of severance associated with the personnel reductions. In areas where revenue demand did not support our cost base, such as Latin America and Europe, we reduced headcount in the third quarter of 2002. We also continue to achieve leverage in our sales and marketing efforts by focusing our direct sales force and continued expansion of the channel as a source of product sales. The channel continues to be an important source of global revenue for us as we use its capabilities to reach not just departmental and small companies, but larger customers as well. Although we decreased our sales and marketing expenses as a percentage of total revenues, we did increase our advertising costs. Beginning in the first quarter of 2002, and completed in the second quarter of 2002, we launched our first television and print advertising campaign designed to demonstrate the multitude of threats that can compromise the security of a company’s networks, servers or desktops. This campaign was aimed at increasing awareness of the ISS brand, especially at the mainstream business market.

     We intend to continue to expand our channel sales capabilities, focus on controlling discretionary spending and capital expenditures and adjust our organization in light of economic conditions. While we expect to continue to gain leverage in our sales and marketing costs in the future, our ability to do so will be largely dependent on economic and competitive conditions in future periods.

General and administrative

     General and administrative expenses of $5.9 million in the third quarter of 2002 and $5.5 million in the third quarter of 2001 represented approximately 10% of total revenues in both 2002 and 2001. On a year-to-date basis, general and administrative expenses increased from 9% of total revenues in 2001 to 10% in 2002. This year-to-date increase in 2002 related to non-recurring expenses associated with a relocation of our Asia/Pacific headquarters in Tokyo during the second quarter of 2002. Excluding these non-recurring charges, general and administrative expenses remained at 9% of total revenue in the three months ended September 30, 2002 compared to the same period of 2001.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

     Other general and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, information systems and other support services costs, and legal, accounting and other professional service fees.

     Charge for in-process research and development and write-off of lease obligation

     Operating expenses for the nine-month period ended September 30, 2001 included a $2.9 million charge for the write-off of in-process research and development costs associated with the Network ICE acquisition in June 2001. At that time, in-process research and development had not reached technological feasibility based on identifiable technological risk factors which indicated that even though successful completion was expected, it was not assured at the acquisition date and was immediately charged to operations.

     In the nine months ended September 30, 2001, we recorded a first quarter $1.1 million write-off of the remaining lease obligation on our previous Atlanta headquarters office space. This non-recurring expense originated in the first quarter of 2001 as available subleased space in the area grew substantially in that quarter as the result of layoffs, closures and consolidations by many companies, decreasing the prospects of subleasing our old space.

Amortization

     We incurred amortization expense of $1.3 million and $13.6 million in the three months ended September 30, 2002 and 2001, respectively. Amortization expense for the nine-month periods ended September 30, 2002 and 2001 was $4.3 million and $19.0 million, respectively. These decreases were due to the adoption of SFAS No. 142 on January 1, 2002, under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. In 2002, amortization relates to intangible assets and stock-based compensation, resulting from acquisitions accounted for under the purchase method.

Interest income

     The market rate of interest paid on investment-quality commercial paper and similar investments dropped from approximately 4.4% during the third quarter of 2001 to approximately 2.0% in the third quarter of 2002. As a result, interest income decreased despite an increase in total cash and cash equivalents and interest-bearing marketable securities. Specifically, net interest income decreased from $1.5 million in the quarter ended September 30, 2001 to $877,000 in the comparable quarter of 2002, and from $5.3 million in the nine-months ended September 30, 2001 to $2.5 million in the corresponding period of 2002.

Minority interest

     Minority interest totaled $66,000 in the three months ended September 30, 2002 and $273,000 in the nine months ended September 30, 2002. Minority interest expense for the three months and nine months ended September 30, 2001 was not material. Minority interest represents the portion of earnings that would be distributed to shares not held by us if the Asia/Pacific Rim subsidiary declared a dividend equal to its earnings.

Other income

     Other income for the third quarter of 2002 includes a $2.6 million gain related to the issuance of subsidiary shares in the acquisition of a Singapore company by our Asia-Pacific subsidiary. The gain represents the difference between the fair market value of the shares issued in the acquisition and the book value of those shares.

     In the nine months ended September 30, 2002, other income also consists of a second quarter gain of $1.9 million on the sale of an investment in an ISS distributor in Japan. The shares of the publicly traded company were acquired when the distributor was privately held and were subsequently sold on the open market. The gain is substantially offset by expenses included in the general and administrative category resulting from the consolidation of Tokyo-based operations from several different locations to a new centralized headquarters in Tokyo. Costs associated with this move included lease termination costs, including remaining rent payments, write-off of leasehold improvements and moving costs.

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

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

     Also included in pretax income in the nine months ended September 30, 2001, is a non-recurring other income item of $1.6 million generated from the sale of approximately 2% of the outstanding shares of our Asia-Pacific subsidiary in March 2001. As part of the planning for an IPO in Japan of a minority interest in our Asia-Pacific subsidiary that was completed in September 2001, options were granted in the subsidiary as a means of key employee retention and approximately 2% of the outstanding shares were sold to employees and key partners. The price was established based on a valuation of the company by an independent appraisal firm. The gain represents the difference between proceeds received and the underlying basis in the stock.

Foreign currency exchange loss

     Foreign currency transactions resulted in the exchange gain of $145,000 and $68,000 in the three months and nine months ended September 30, 2002, respectively, and the exchange loss of $163,000 and $445,000 in the three months and nine months ended September 30, 2001, respectively.

Provision for (benefit from) income taxes

     The effective tax rate was 39% and 40% for the three and nine months ended September 30, 2002, respectively. For the comparable periods of 2001 the provision for income taxes was approximately 500% of pre-tax loss for the three months ended September 30, 2001 and 330% of pre-tax loss for the nine month ended September 30, 2001. As a result of the acquisition of Network ICE during the second quarter of 2001, we expensed approximately $26.3 million of goodwill amortization that was not deductible for income tax purposes.

     Under APB Opinion No. 28, “Interim Financial Reporting”, we are required to estimate the annual effective income tax rate each time an interim report is issued. As of September 30, 2002, we estimated the annual effective income tax rate for the calendar year 2002 to be 39%.

     The effective tax rate for 2002 differs from the statutory rate primarily due to the impact of acquisition related intangibles that are not deductible for income tax purposes, primarily attributable to the acquisition of Network ICE during the second quarter of 2001. The income tax calculation for the third quarter of 2001 included the impact of goodwill amortization resulting from the Network ICE acquisition that is no longer amortized, effective January 1, 2002, under Statement of Financial Accounting Standard No. 142.

     While we record income tax expense on domestic income, domestic taxes payable are reduced by deductions related to the employee exercise of stock options. The tax benefit of these deductions was recorded as additional paid-in capital. Taxes paid generally relate to our foreign operations.

Liquidity and Capital Resources

     Net cash provided by operations in the first nine months of 2002 was $21.6 million and included net income of $13.8 million, non-cash depreciation and amortization expense charges of $15.1 million, income tax benefit from employee exercises of stock options of $7.0 million and growth in deferred revenues of $5.5 million. These sources of cash were partially offset by a reduction in net assets and liabilities, excluding cash, of $17.7 million.

     Investing activities in the first nine months of 2002 included the purchase of $63.2 million of marketable securities, primarily commercial paper, offset by net proceeds from the maturity of marketable securities of $63.3 million. These assets have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. We also invested in equipment totaling $9.2 million as we provided existing and new personnel with improved computer hardware and incurred leasehold improvement costs related primarily to a new Asia/Pacific headquarters in Tokyo.

     Our financing activities provided $3.0 million of cash in the nine months ended September 30, 2002. Our financing activities consisted of proceeds from the exercise of stock options by our employees and from the issuance of common stock through our Employee Stock Purchase Plan, and the use of cash to repurchase 130,000 of our common stock. In July of 2002 we announced our plan to repurchase up to $50 million of our common stock over the next twelve months utilizing cash on hand and cash flow generated from operations. In the third quarter of 2002 we purchased 130,000 shares of our common stock on the open market at a cost of $2.0 million.

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

     We do not have any off-balance sheet financing arrangements or any relationships with “structured finance” or “special purpose” entities. Other than our non-cancelable operating leases for office space, we do not have any contractual obligations that would impact our liquidity. Our payment for operating leases is secured by three stand-by letters of credit totaling approximately $13.3 million. The stand-by letters of credit are annually renewable over the duration of the applicable leases. We do not anticipate utilizing these stand-by letters of credit to provide any liquidity needs

     As of September 30, 2002, we had $178.5 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and investment grade commercial paper. An additional $12.5 million of commercial paper investments are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted cash. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. From time to time we evaluate possible acquisition and investment opportunities in businesses, products and technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

Risk Factors

     Forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to known and unknown risks and uncertainties. Our forward-looking statements contained in this Quarterly Report and elsewhere should be considered in light of the following important risk factors. Variations from our stated intentions or failure to achieve objectives could cause actual results to differ from those projected in our forward-looking statements. With respect to our Business Outlook published in our earnings press release each quarter, the public can continue to rely on the revenue and earnings expectations prior to the start of our “quiet period” unless we have published a notice stating otherwise. Toward the end of each quarter, we have a “quiet period” when we will not comment concerning the previously published financial expectations, and we disclaim any obligation to update during the quiet period. The public should not rely on previously published expectations during the “quiet period”. The “quiet period” runs from the 15th of the last month of the quarter until our earnings release during the first month of the following quarter. We otherwise undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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
AND RESULTS OF OPERATIONS – (Continued)

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

     We increasingly focus our efforts on sales of enterprise-wide security solutions, which consist of our entire product suite and related professional services, and managed security services, rather than on the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff. In addition, the revenues associated with particular sales vary significantly depending on the number of products licensed by a customer, the number of devices used by the customer and the customer’s relative need for our professional services. Large individual sales, or even small delays in customer orders, can cause significant variation in our license revenues and results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software and services companies, many of our customers typically complete transactions in the last month of a quarter.

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

     Our ability to provide timely guidance and meet the expectations of investors with respect to our operating and financial results is impacted by the tendency of a majority of our sales to be completed in the last month of a quarter. We may not be able to determine whether we will experience material deviations from guidance or expectations until the end of a quarter.

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

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

     Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, such as Symantec’s acquisition of Recourse Technologies and Riptech Inc., completed in the third quarter of 2002, would make such combined entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection and response products and managed security services, which increases pricing pressures within our market.

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
AND RESULTS OF OPERATIONS – (Continued)

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

We Depend on Our Intellectual Property Rights and Use Licensed Technology

     We rely primarily on copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have 17 patent applications under review. We also believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name

INTERNET SECURITY SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – (Continued)

recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining our technology leadership position. We cannot assure you that our competitors will not independently develop technologies that are similar to ours.

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

Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of relatively short-term investments, including commercial paper and overnight repurchase agreements. Our marketable securities at September 30, 2002 mature as follows: $16.9 million within three months, $24.9 million in three to six months and $12.9 million in more than six months.

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

ITEM 4.	CONTROLS AND PROCEDURES

     As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     Beginning on September 28, 2001, the Company and certain of its officers and directors were named as defendants in several lawsuits alleging violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. Six such actions were filed in the United States District Court for the Northern District of Georgia. All six actions have been consolidated into a single case and the court has appointed lead plaintiffs and lead plaintiff’s counsel. The consolidated complaint was filed October 9, 2002 and purports to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001 (the “Class Period”). The complaint generally alleges that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company’s stock to trade at artificially high prices by making misrepresentations relating to the Company’s financial condition and prospects during the Class Period. The complaint seeks damages in an unspecified amount.

       The Company’s response to the consolidated amended complaint is currently due by November 25, 2002. The Company believes that it has meritorious defenses and intends to defend the actions vigorously.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3.1	—	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2000 and incorporated by reference herein)

	3.2	—	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-44529 and incorporated by reference herein)

	11	—	Computation of Per Share Earnings.*

	99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K.

ISS filed a report on Form 8-K on July 24, 2002 with respect to the adoption of a shareholder rights plan.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 6 to the consolidated financial statements in this report.

INTERNET SECURITY SYSTEMS, INC. SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.

Date: November 13, 2002	By:	/s/ Richard Macchia
Chief Financial Officer Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

	By:	/s/ Maureen Richards
Corporate Controller (Chief Accounting Officer)

CERTIFICATION

     I, Thomas E. Noonan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Internet Security Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002

/s/ Thomas E. Noonan Thomas E. Noonan Chairman, President and Chief Executive Officer

CERTIFICATION

I, Richard Macchia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Internet Security Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Richard Macchia Richard Macchia Vice President and Chief Financial Officer