Form 10-Q
period 2003-03-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2003-05-14
CIK 1053148

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________to__________________

                        Commission File Number 000-23655

                        INTERNET SECURITY SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                   58-2362189
=====================================   ========================================
    (State or jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                  6303 BARFIELD ROAD, ATLANTA, GEORGIA 30328
                   (Address of principal executive offices)

         Registrant's telephone number, including area code (404) 236-2600
                                                        --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding
 Title of each class of common stock             as of April 30, 2003
=====================================   ========================================
   Common stock, $0.001 par value                    49,654,000


                                                                                                PAGE
PART I.          FINANCIAL INFORMATION                                                          NUMBER
                                                                                                ------

Item 1           Consolidated Financial Statements:

                 Consolidated Balance Sheets at March 31, 2003 and
                 December 31, 2002.................................................                3

                 Consolidated Statements of Operations for the three months
                 ended March 31, 2003 and March 31, 2002...........................                4

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 2003 and March 31, 2002....................                5

                 Notes to Consolidated Financial Statements........................                6

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.....................               12

Item 3           Quantitative and Qualitative Disclosures about Market Risk........               24

Item 4           Controls and Procedures...........................................               24

PART II.         OTHER INFORMATION

Item 6           Exhibits and Reports on Form 8-K..................................               25

                        INTERNET SECURITY SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)


                                                                             March 31,       December 31,
                                                                               2003             2002
                                                                            ------------    ------------
                                                                             (UNAUDITED)
                                   ASSETS

Current assets:
       Cash and cash equivalents                                            $    170,110    $    148,317
       Marketable securities                                                      46,309          53,999
       Accounts receivable, less allowance for doubtful accounts
          of $3,169 and $2,790, respectively                                      50,307          56,700
       Inventory                                                                     596           1,055
       Prepaid expenses and other current assets                                   8,701           7,000
                                                                            ------------    ------------
                Total current assets                                             276,023         267,071

Property and equipment:
       Computer equipment                                                         39,759          38,403
       Office furniture and equipment                                             21,492          21,446
       Leasehold improvements                                                     21,155          21,183
                                                                            ------------    ------------
                                                                                  82,406          81,032
       Less accumulated depreciation                                              42,850          39,313
                                                                            ------------    ------------
                                                                                  39,556          41,719

Restricted marketable securities                                                  14,125          14,690
Goodwill, less accumulated amortization of $27,381                               200,857         200,464
Other intangibles, less accumulated amortization of
       $10,471 and $9,223, respectively                                           14,136          15,384
Other assets                                                                       7,001           7,240
                                                                            ------------    ------------
                Total assets                                                $    551,698    $    546,568
                                                                            ============    ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                     $      3,836    $      1,765
       Accrued expenses                                                           18,823          22,332
       Deferred revenues                                                          54,111          55,587
                                                                            ------------    ------------
                Total current liabilities                                         76,770          79,684

Other non-current liabilities                                                      2,647           2,328
Commitments and contingencies

Stockholders' equity:
       Common stock, $.001 par value, 120,000,000 shares authorized,
          49,639,000 and 49,544,000 issued and outstanding, respectively              50              50
       Additional paid-in capital                                                467,983         463,779
       Deferred compensation                                                        (418)           (702)
       Accumulated other comprehensive income                                        600             949
       Retained earnings                                                           7,876           2,514
       Treasury stock, at cost (281,000 and 133,000 shares, respectively)         (3,810)         (2,034)
                                                                            ------------    ------------
                Total stockholders' equity                                       472,281         464,556

                                                                            ------------    ------------
                Total liabilities and stockholders' equity                  $    551,698    $    546,568
                                                                            ============    ============

                        INTERNET SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)


                                                                     Three months ended
                                                                        March 31,
                                                               ----------------------------
                                                                  2003              2002
                                                               ------------    ------------

Revenues:
   Product licenses and sales                                  $     26,264    $     30,213
   Subscriptions                                                     26,898          20,322
   Professional services                                              6,291           7,842
                                                               ------------    ------------
                                                                     59,453          58,377

Costs and expenses:
   Cost of revenues:
        Product licenses and sales                                    1,441           2,327
        Subscriptions and professional services                      12,348          12,509
                                                               ------------    ------------
   Total cost of revenues                                            13,789          14,836
   Research and development                                           9,671           8,607
   Sales and marketing                                               21,176          22,687
   General and administrative                                         5,540           5,444
   Amortization of other intangibles and stock based
        compensation                                                  1,404           1,496
                                                               ------------    ------------
                                                                     51,580          53,070

Operating income                                                      7,873           5,307
Interest income                                                         643             730
Minority interest                                                       (88)           (139)
Other income (expense)                                                   24             (37)
Foreign currency exchange gain                                          244              23
                                                               ------------    ------------
Income before income taxes                                            8,696           5,884
Provision for income taxes                                            3,334           2,515
                                                               ------------    ------------
Net income                                                     $      5,362    $      3,369
                                                               ============    ============

Basic net income per share of Common Stock                     $       0.11    $       0.07
                                                               ============    ============
Diluted net income per share of Common Stock                   $       0.11    $       0.07
                                                               ============    ============

Weighted average shares:
   Basic                                                             49,539          48,037
                                                               ============    ============
   Diluted                                                           49,963          49,148
                                                               ============    ============

                        INTERNET SECURITY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)


                                                                                                Three months ended
                                                                                                    March 31,
                                                                                           ----------------------------
                                                                                               2003            2002
                                                                                           ------------    ------------

OPERATING ACTIVITIES
Net income                                                                                 $      5,362    $      3,369
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                             3,537           3,213
         Amortization of intangibles and stock based compensation                                 1,404           1,496
         Accretion of discount on marketable securities                                              90             469
         Minority interest                                                                           88             139
         Income tax benefit from exercise of stock options                                        2,783           1,843
         Gain on issuance of subsidiary stock                                                       (47)             --
     Changes in assets and liabilities:
         Accounts receivable                                                                      6,393          (2,115)
         Inventory                                                                                  459              65
         Prepaid expenses and other assets                                                       (1,271)         (2,728)
         Accounts payable and accrued expenses                                                   (1,230)           (973)
         Deferred revenues                                                                       (1,476)          3,013
                                                                                           ------------    ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                            16,092           7,791

INVESTING ACTIVITIES
Net proceeds from maturity of marketable securities                                              21,966          33,284
Purchases of marketable securities                                                              (14,366)        (17,737)
Purchase of restricted marketable securities                                                        565              --
Purchases of property and equipment                                                              (1,373)         (4,899)
Issuance of subsidiary stock                                                                         69              --
                                                                                           ------------    ------------
            NET CASH PROVIDED BY INVESTING ACTIVITIES                                             6,861          10,648

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                             101           2,420
Proceeds from employee stock purchase plan                                                          823           1,148
Purchase of treasury stock                                                                       (1,776)             --
                                                                                           ------------    ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (852)          3,568

Foreign currency impact on cash                                                                    (308)           (685)
                                                                                           ------------    ------------
Net increase in cash and cash equivalents                                                        21,793          21,322
Cash and cash equivalents at beginning of period                                                148,317         108,038
                                                                                           ------------    ------------
Cash and cash equivalents at end of period                                                 $    170,110    $    129,360
                                                                                           ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
                                                                                           ============    ============
Income taxes paid                                                                          $        465    $      2,332
                                                                                           ============    ============

                        INTERNET SECURITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements of Internet Security Systems, Inc. ("ISS") as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated.

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


GOODWILL AND INTANGIBLES

         Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):



                                                     MARCH 31, 2003                     DECEMBER 31, 2002
                                           GROSS CARRYING      ACCUMULATED       GROSS CARRYING     ACCUMULATED
                                               AMOUNT          AMORTIZATION         AMOUNT          AMORTIZATION
                                           ===============   ===============    ===============   ===============

Unamortized intangible assets:
      Goodwill                             $       228,238   $       (27,381)   $       227,845   $       (27,381)
                                           ===============   ===============    ===============   ===============

Amortized intangible assets:
      Core technology                                3,853            (2,159)             3,853            (2,039)
      Developed technology                          16,857            (6,544)            16,857            (5,654)
      Work force                                     1,407              (325)             1,407              (216)
      Customer relationships                         2,490            (1,443)             2,490            (1,314)
                                           ===============   ===============    ===============   ===============

            Total                          $        24,607   $       (10,471)   $        24,607   $        (9,223)
                                           ===============   ===============    ===============   ===============

The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, three to six years for work force and three years for customer relationships. Amortization expense of intangible assets is as follows (in thousands):


                                      THREE MONTHS ENDED
                                           MARCH 31,
                                     2003            2002
                                 ============   ============

Core technology                  $        120   $        120
Developed technology                      890            792
Work force                                109              9
Customer relationships                    129            208
                                 ============   ============
         Total                   $      1,248   $      1,129
                                 ============   ============

                        INTERNET SECURITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The estimated future amortization expense of intangible assets as of March 31, 2003 is as follows (in thousands):



                                                                          AMOUNT
                                                                        ==========

Fiscal year:
         2003 (remaining nine months)                                   $    3,523
         2004                                                                4,576
         2005                                                                4,121
         2006                                                                1,684
         2007                                                                  232

                                                                        ==========
Total                                                                   $   14,136
                                                                        ==========

STOCK BASED COMPENSATION

         SFAS 123, Accounting for Stock Based Compensation ("SFAS 123"), establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the pro forma disclosure alternative of SFAS 123.

         Although SFAS 123 allows the Company to continue to follow APB 25 guidelines, the following is pro forma net loss and pro forma net loss per share as if the Company had adopted SFAS 123. The following table illustrates the effect on net income per share if the provisions of SFAS 123 had been applied. The pro forma impact of applying SFAS 123 as illustrated below will not necessarily be representative of the pro forma impact in future years. Pro forma information is as follows (amounts in thousands, except per share amounts):


                                                              THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------
                                                                2003                 2002
                                                           ---------------    ---------------


      Net income, as reported ..........................   $         5,362    $         3,369
      Pro forma stock compensation expense
        computed under the fair value method, net
        of income taxes ................................            (6,684)            (6,764)
                                                           ---------------    ---------------
      Pro forma net loss ...............................            (1,322)            (3,395)
                                                           ===============    ===============
      Basic net income per share of Common
        Stock, as reported .............................   $          0.11    $          0.07
                                                           ===============    ===============
      Diluted net income per share of
        Common Stock, as reported ......................   $          0.11    $          0.07
                                                           ===============    ===============
      Pro forma basic and diluted net loss per
        share of Common Stock ..........................   $         (0.03)   $         (0.07)
                                                           ===============    ===============

         Inputs used for the fair value method for our employee stock options are as follows:



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2003           2002
                                                                          ------------    ------------

      Volatility ......................................................            118%            125%
      Weighted-average expected lives (in years) ......................              5               5
      Expected dividend yields ........................................             --              --
      Weighted-average risk-free interest rates .......................           2.81%           4.39%
      Weighted-average fair value per share of options granted ........   $      12.82    $      32.86

                        INTERNET SECURITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which is an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN No. 45 did not have a material effect on our condensed consolidated financial statements for the first quarter of 2003. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

         Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer's authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a partial refund that reflects the reasonable value of prior use. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         Payments for certain operating leases for office space are secured by collateralized standby letters of credit totaling $11.3 million at March 31, 2003. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013. The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation. Each standby letter of credit is collateralized by securities. At March 31, 2003 $14.1 million of commercial paper investments are pledged as collateral and are shown on the balance sheet as restricted cash.

                        INTERNET SECURITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       INCOME TAXES

         The Company recorded tax provisions of $3.3 million and $2.5 million for the quarters ended March 31, 2003 and 2002, respectively. While income tax expense was recorded on domestic income, domestic taxes payable was reduced by deductions related to the employee exercise of stock options. The tax benefit of these deductions was recorded as additional paid-in-capital. Taxes paid generally relate to foreign operations and certain state taxes for which net operating loss deductions have been suspended.

         The effective tax rate was approximately 38% and 43% for the quarters ended March 31, 2003 and 2002, respectively. The effective rates differ from the statutory rates due to the impact of acquisition related intangibles that are not deductible for income tax purposes.

         As of March 31, 2003, ISS had a net operating loss carryforward of approximately $46 million. The tax benefit of this carryforward will be recorded as additional paid-in-capital as realized. There are also approximately $6.3 million of research and development tax credit carryforwards that expire between 2011 and 2022 and foreign tax credit carryforwards of $2.1 million that expire in 2006 and 2007.


3.       BUSINESS ACQUISITION

         In August 2002, Internet Security Systems KK ("ISS KK"), the
Company's Asia/Pacific subsidiary, acquired a primary ISS KK distributor in Singapore, TriSecurity Holdings Pte Ltd. During the first quarter of 2003 ISS KK amended its agreement with TriSecurity Holdings Pte Ltd. and agreed to make payment of 245 shares of ISS KK stock in each of the first quarters of 2004 and 2005, relating to the annual contingent consideration payments defined in the 2002 purchase agreement. The additional consideration of $626,000, based on current fair market value of the shares, was recorded as additional goodwill and additional paid-in-capital. When such shares are actually issued, a gain or loss will be recognized to the extent of any difference between the $626,000 fair value of the shares to be issued and the book value of those shares, in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary.

4.       COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                           Three months ended
                                                               March 31,
                                                          ------------------
                                                            2003       2002
                                                          -------    -------

     Net income, as reported                              $ 5,362    $ 3,369
     Change in cumulative translation adjustment
                                                             (349)      (685)
                                                          -------    -------
     Comprehensive income                                 $ 5,013    $ 2,684
                                                          =======    =======

5.       INCOME PER SHARE

         The computation of net income per share is as follows (amounts in thousands, except per share amounts):

                                                          Three months ended
                                                               March 31,
                                                          -----------------
                                                            2003      2002
                                                          -------   -------
     Basic net income per share:
        Net income                                        $ 5,362   $ 3,369
        Weighted average number of common shares
        outstanding during the period                      49,539    48,037
                                                          -------   -------
     Basic net income per share                           $  0.11   $  0.07
                                                          =======   =======

                        INTERNET SECURITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Diluted net income per share:
         Net income                                        $ 5,362   $ 3,369
         Weighted average number of common shares
         outstanding during the period                      49,539    48,037
         Dilutive stock options                                424     1,111
                                                           -------   -------
         Total shares for purpose of calculating
         diluted net income per share                       49,963    49,148
                                                           -------   -------
      Diluted net income per share                         $  0.11   $  0.07
                                                           =======   =======

6.       SEGMENT AND GEOGRAPHIC INFORMATION

         ISS conducts business in one operating segment, providing information security management solutions. The Company does, however, prepare information for internal use on a geographic basis. This information consists of the operating results of each geographic segment. The segment operating costs reported internally generally consist of direct sales expenses, an executive team and infrastructure to support its employee and customer and partner base, and supporting billing and financial systems. Unallocated corporate expenses include research and development, general and administrative costs that support the global organization and amortization of intangibles and stock based compensation.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. Our chief executive officer and chief financial officer evaluate performance based on operating profit or loss from operations, and trade accounts receivable for each segment. Other than trade accounts receivable, assets and liabilities are not discretely allocated or reviewed by segment. Goodwill is allocated to the segments in accordance with the requirements of SFAS 142, Accounting for Goodwill and Other Intangibles. We do not allocate or review goodwill by segment for internal reporting purposes.

         The following table presents ISS's revenues, operating expenses and operating income (loss) by reportable operating segment (in thousands):


                                                             AS OF OR FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                  AMERICAS        EMEA          ASIA/PAC     UNALLOCATED        TOTAL
                                                ------------   ------------   ------------   ------------    ------------
REVENUES FROM EXTERNAL CUSTOMERS:

  Product licenses and sales                    $     18,053   $      4,964   $      3,247   $         --    $     26,264
  Subscriptions                                       20,134          4,177          2,587             --          26,898
  Professional services                                3,989          1,037          1,265             --           6,291
                                                ------------   ------------   ------------   ------------    ------------
        Total revenue                           $     42,176   $     10,178   $      7,099   $         --    $     59,453
COST OF REVENUES:
  Product licenses and sales                           1,416             --             25             --           1,441
  Subscriptions and professional services              8,235          1,952          2,161             --          12,348
                                                ------------   ------------   ------------   ------------    ------------
        Total cost of revenues                         9,651          1,952          2,186             --          13,789
OPERATING EXPENSES                                    14,288          5,090          1,798         16,615          37,791
                                                ------------   ------------   ------------   ------------    ------------
TOTAL EXPENSES                                        23,939          7,042          3,984         16,615          51,580
                                                ------------   ------------   ------------   ------------    ------------
SEGMENT OPERATING INCOME (LOSS)                 $     18,237   $      3,136   $      3,115   $    (16,615)   $      7,873
                                                ------------   ------------   ------------   ------------    ------------
ACCOUNTS RECEIVABLE, NET                        $     27,966   $     12,267   $     10,074                   $     50,307
                                                ------------   ------------   ------------                   ------------
GOODWILL                                        $    166,271   $      6,456   $     28,130                   $    200,857
                                                ------------   ------------   ------------                   ------------

                        INTERNET SECURITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                          AS OF OR FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                  AMERICAS        EMEA          ASIA/PAC     UNALLOCATED        TOTAL
                                                ------------   ------------   ------------   ------------    ------------

REVENUES FROM EXTERNAL CUSTOMERS:
  Product licenses and sales                    $     20,850   $      4,330   $      5,033   $         --    $     30,213
  Subscriptions                                       15,782          2,587          1,953             --          20,322
  Professional services                                5,110          1,337          1,395             --           7,842
                                                ------------   ------------   ------------    ------------   ------------
        Total revenue                                 41,742          8,254          8,381             --          58,377
COST OF REVENUES:
  Product licenses and sales                           2,285             --             42             --           2,327
  Subscriptions and professional services              8,562          2,176          1,771             --          12,509
                                                ------------   ------------   ------------    ------------   ------------
        Total cost of revenues                        10,847          2,176          1,813             --          14,836
OPERATING EXPENSES                                    16,425          4,428          1,834         15,547          38,234
                                                ------------   ------------   ------------   ------------    ------------
TOTAL EXPENSES                                        27,272          6,604          3,647         15,547          53,070
                                                ------------   ------------   ------------   ------------    ------------
SEGMENT OPERATING INCOME (LOSS)                 $     14,470   $      2,554   $      4,734   $    (15,547)   $      5,307
                                                ------------   ------------   ------------   ------------    ------------
ACCOUNTS RECEIVABLE                             $     34,234   $      8,656   $      9,484                   $     52,374
                                                ------------   ------------   ------------                   ------------
GOODWILL                                        $    163,003   $     10,662   $     23,219                   $    196,884
                                                ------------   ------------   ------------                   ------------


7.       CONTINGENCIES

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

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements. Such statements include declarations regarding our current intent, belief or expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors in this Quarterly Report on Form 10-Q, as well as the risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and available at the SEC's Web site at www.sec.gov.

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

         We provide a wide range of proactive protection solutions that span networks, servers and desktops, built around the need for comprehensive, cost-effective detection, prevention and response arising from attacks, misuse and security policy violations, all while promoting the confidentiality, privacy, integrity and availability of proprietary information.

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

         Our managed protection services offerings provide remote management of our best-of-breed security technology, focusing on security assessment and intrusion detection systems, and include firewalls, VPNs, anti-virus and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers' needs and providing professional and managed services.

         Many factors affect financial performance, and past performance is no assurance of similar future performance. We expect, in the long-term, to continue to expand our domestic and international sales and marketing operations; increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities; seek acquisition candidates and alliances with partners whose products, technologies or services capabilities are complementary to our solutions; and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. At the same time, we expect to adjust our organization size in light of changing economic conditions and maintain emphasis on controlling discretionary spending and capital expenditures. While we believe in the long-term success of our business solutions, our prospects must be considered in light of the experience, risks and difficulties that are frequently encountered by companies in new and rapidly evolving markets. See "Risk Factors".

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

Revenue recognition

         Revenue is recognized under Statement of Position ("SOP") 97-2 as modified by SOP 98-9, when the following criteria have been met:

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS


         o        persuasive evidence of an arrangement exists;

         o        delivery has occurred or services have been rendered;

         o        price is fixed or determinable; and

         o        collection is probable.

         We recognize perpetual license revenues upon (1) delivery of software or, if the customer has evaluation software, delivery of the software key and
(2) issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts become due and payable. Product sales consist of (1) appliances sold in conjunction with ISS licensed software and (2) software developed by third-party partners, combined in some instances with associated hardware appliances and partner product support services. These sales are recognized upon shipment to the customer provided all other revenue recognition criteria are met.

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

         Subscription revenues include product support, term licenses, and managed service arrangements. Annual renewable product support is a separate component of each perpetual license agreement for ISS products with revenue recognized ratably over the product support term. Term licenses allow customers to use our products and receive product support coverage for a specified period, generally 12 months. We recognize revenues from these term agreements ratably over the subscription term. Security monitoring services of information assets and systems are part of managed services and revenues are recognized as such services are provided.

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

         Multiple element arrangements can include any combination of hardware, software or services. When some elements are delivered prior to others in an arrangement, revenue is deferred until the delivery of the last element unless there is all of the following:

         o vendor specific objective evidence (VSOE) of fair value of the undelivered elements;

         o the functionality of the delivered elements is not dependent on the undelivered elements; and

         o delivery of the delivered elements represents the culmination of the earnings process.

         Our historical rate of return for our software products is negligible. We offer demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. We did not have any transactions in the first three months of either 2003 or 2002 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that we licensed software or provided services to that organization.

Allowance for doubtful accounts

         Our sales are global, with customers located in the United States, Europe, Latin America and the Asia/Pacific regions. We perform periodic credit evaluations of our customer's financial condition and do not require collateral. Credit risk with respect to trade accounts receivable are limited due to the large number of entities that comprise the Company's customer base. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS

bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At March 31, 2003 the allowance for doubtful accounts totals 5.9% of the $53.5 million of total trade receivables.

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

         We currently have intangible assets related to goodwill of approximately $201 million, with $195 million related to our June 2001 acquisition of Network ICE. The determination of whether or not this asset is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based on forecasted discounted cash flows through 2006 and on our stock market valuation. Neither method indicated that our goodwill had been impaired and as a result, we did not record any impairment losses related to goodwill during the quarters ended March 31, 2003 and 2002.

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:


                                                                            Three months ended
                                                                               March 31,
                                                                     ---------------------------
                                                                         2003             2002
                                                                     ------------    ------------
      Consolidated Statements of Operations Data:
      Product licenses and sales                                               44%             52%
      Subscriptions                                                            45%             35%
      Professional services                                                    11%             13%
                                                                     ------------    ------------
         Total revenues                                                       100%            100%
                                                                     ------------    ------------

      Cost of revenues:
         Product licenses and sales                                             2%              4%
         Subscriptions and
        professional services                                                  21%             21%
                                                                     ------------    ------------
         Total cost of revenues                                                23%             25%
      Research and development                                                 16%             15%
      Sales and marketing                                                      36%             39%
      General and administrative                                                9%              9%
      Amortization of intangibles and stock based compensation
                                                                                3%              3%
                                                                     ------------    ------------
         Total costs and expenses                                              87%             91%
                                                                     ------------    ------------

      Operating income                                                         13%              9%
                                                                     ============    ============



REVENUES

Product licenses and sales

         Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, represented 44% of total revenues for the three month period ended March 31, 2003 and 52% for the corresponding period in 2002. Third-party product revenues decreased from 4% of total revenues in the quarter ended March 31, 2002 to 2% in the quarter ended March 31, 2003. The movement away from direct sales of third-party products was a conscious effort to simplify our business by focusing on our own ISS solutions. However, product sales in future quarters will include a hardware component of our Proventia appliance offering, which begins shipping to customers in the second quarter of 2003.

         The general economic slowdown in information technology spending further contributed to the decrease in product licenses and sales. Our products, by their nature, involve a high ongoing labor component to provide the security for which they are designed. We believe that this had a negative effect during tight spending conditions. Our present product roadmap focuses our development on product offerings and enhancements providing more central control and manageability, easier deployment and more refined information. We expect that this focus will make our products more cost effective to implement and increase the future level of product licenses and sales, especially in the current challenging market conditions.

Subscriptions

         Subscriptions revenue represented 45% of total revenues in the three months ended March 31, 2003 increasing from 35% of total revenues in the three months ended March 31, 2002. Subscription revenues consist of product support, term licenses of product usage and security-monitoring fees for managed services offerings. The increase in subscriptions revenue as a percentage of total revenues was primarily due to an increase in product support revenues, the largest component, which grew from 25% of total revenues in the three months ended March 31, 2002 to 31% in 2003. Product support includes software updates, technical support and security content, including advisory updates from our X-Force. We continue to increase our software client base that generates product support revenues, through a combination of contracts associated with new product licenses and a high renewal rate of existing contracts.

         Managed services revenues accounted for 10% of total revenues for the quarter ended March 31, 2003, as compared with 6% in the corresponding period of 2002. This increase was due to a strong demand in the market for proven, financially sound, managed security service providers. We expect sales of managed services to continue to increase as a percentage of total revenues as we focus our efforts on developing new, innovative offerings, such as our Managed Protection Services, to new and existing customers. Managed

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS

Protection Services is a premium service combining vulnerability assessment, managed protection, and specific professional services with a performance-based guarantee for one monthly fee.

Professional services

         Professional services revenue represented 11% of total revenues in the three months ended March 31, 2003 decreasing from 13% in the corresponding period of 2002. This decrease is a result of reduced customer spending as entities continued to curtail costs and limit spending of discretionary dollars on professional services.

         We have also continued to decrease the number of training classes related to third-party products and increased our emphasis on courses related to ISS solutions. Beginning in the first quarter of 2003, we delivered course materials to our customers through authorized training centers. By working with training facilities throughout the country, we provide education consistent with our standards, but now available at several additional locations. We will continue to offer training classes at our Atlanta headquarters and customers' premises.

Geographic regions

         Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:


                                               Three months ended
                                                   March 31,
                                           ------------------------
                                              2003          2002
                                           ----------    ----------
      Americas                                     71%           72%
      EMEA                                         17%           14%
      Asia/Pacific Rim                             12%           14%

         Revenues in EMEA benefited from a strengthening currency, as products are sold in Euros, as well as our emphasis on expansion in this region. Asia/Pacific Rim decreased to 12% of total revenues in the three months ended March 31, 2003; while this is a decrease from 14% in the corresponding period of 2002, it is an increase from 10% in the fourth quarter of 2002. Asia/Pacific Rim experienced difficult economic conditions in portions of the region beginning in the latter part of 2002, which have continued into 2003. The financial data for each segment can be found in Note 6 to the Consolidated Financial Statements.

COSTS AND EXPENSES

   Cost of product licenses and sales

         Cost of product licenses and sales consists of several components. Costs associated with licensing our software products are minor. Substantially all of the cost of product licenses and sales represents payments to partners for their products that we integrate with our products or directly provide to our customers as part of a single solution source. Costs of product licenses and sales as a percentage of total revenues decreased from 4% for the three months ended March 31, 2002 to 2% for the comparable period in 2003, as sales of partner software and hardware appliances represented a lower percentage of total revenues. This decrease as a percentage of revenue is consistent with our movement away from the direct sales of third-party products, except where related to ISS managed services or associated with the delivery of ISS products, such as future appliance offerings. With the introduction of the ISS Proventia appliance beginning in the second quarter of 2003, we expect the costs of product sales to increase in future quarters and years.

   Cost of subscriptions and professional services

         Cost of subscription and services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center ("SOC") costs of providing managed security monitoring services and the costs related to our professional services and training. These costs as a percentage of total revenues remained constant at 21% in the three months ended March 31, 2003 and 2002.

         Costs associated with our technical support personnel and our security operations centers increased to handle our increasing customer base. As our subscription revenue base increased, we added personnel to handle additional customers under product support agreements and under managed security monitoring services, but at a much lower rate than revenue growth. We gained efficiencies in

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS

our security operations centers and restructured our support groups to be more productive. While we continue to seek increased productivity, we do expect to increase costs with a continued increase in revenues in the future.

         Offsetting this increase of costs associated with our technical support personnel and our security operations centers is a decrease in costs associated with our professional services and education services. As a result of our effort to focus on core professional services combined with the difficult economic conditions, costs associated with our professional services and education services decreased in absolute dollars from the quarter ended March 31, 2002 to the comparable quarter of 2003. Costs were controlled through a continued narrowing of our consulting offerings to focus on services that directly contribute to our protection platform strategy and a decrease in the number of training classes related to third party products.

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

         Research and development expenses increased in absolute dollars from $8.7 million in the three months ended March 31, 2002 to $9.7 million in the three months ended March 31, 2003. These costs represented 16% of total revenues in 2003, and 15% in 2002, respectively. This increase in absolute dollars and as a percentage of total revenues is primarily due to the increase in the number of our development personnel focused on our best-of-breed products, enterprise applications, managed services offerings and research for future product offerings.

         We continue to add functionality to our product family, providing network, server and desktop-based solutions, as well as to our security management applications. In the first quarter of 2003, we provided enhancements to our RealSecure Protection platform by releasing RealSecure Internet Scanner
7.0 which added improved accuracy and new ease-of-use features and RealSecure(R) SiteProtector(TM) and Fusion versions 2.0. RealSecure SiteProtector unifies the management of protection across networks, servers and desktops to increase customers' ability to effectively detect, prevent and respond to today's ever-changing spectrum of threats. RealSecure Fusion provides additional features that allow customers to fully automate the processes of security monitoring and instant correlation of security events against known vulnerabilities.

         In April 2003, we announced our entry into the security appliance market with the introduction of our Proventia(TM) family of network protection appliances. Our Proventia appliances are an integral component of our Dynamic Threat Protection(TM) enterprise security platform. Proventia appliances will feature unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. They are designed to operate in the most demanding network environments while easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective.

         While we are committed to continue our investment in X-Force research capabilities that we believe to be a differentiator for ISS, we intend to seek more leverage in the research and development area while enhancing current technologies and developing new technologies.

Sales and marketing

         Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials.

         Sales and marketing expenses were $21.2 million in the three months ended March 31, 2003 and $22.7 million in the corresponding period of 2002. Gaining leverage in sales and marketing has been a key objective for us as evidenced by the decrease in these expenses as a percentage of total revenues from 39% in the three months ended March 31, 2002 to 36% in the three months ended March 31, 2003.

         In areas where revenue demand did not support our cost base, such as Latin America and Europe, we reduced headcount during 2002. At the same time, we have increased headcount where we believe there are long and near-term opportunities, such as our United States public sector, which handles opportunities on the federal, state and local levels. We also continue to achieve leverage in our sales and marketing efforts by focusing our direct sales force and continued expansion of the channel as a source of product sales. The

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS

channel continues to be an important source of global revenue for us as we use its capabilities to reach not just departmental and small companies, but larger customers as well.

         The decrease in absolute dollars in sales and marketing was the result of the changes in headcount along with lower commissions due to the decrease in product license and sales and lower marketing costs. Marketing costs for print and media advertising were lower in 2003 compared to the first half of 2002 when we launched our first television and print advertising campaign designed to demonstrate the multitude of threats that can compromise the security of a company's networks, servers or desktops. This campaign was aimed at increasing awareness of the ISS brand, especially at the mainstream business market.

General and administrative

         General and administrative expenses of $5.5 million in the first quarter of 2003 and $5.4 million in the first quarter of 2002 were 9% of total revenues in both 2003 and 2002. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.

Amortization

         We incurred amortization expense related to intangible assets and stock based compensation of $1.4 million and $1.5 million in the three months ended March 31, 2003 and 2002, respectively. These intangible assets and stock based compensation resulted from acquisitions accounted for under the purchase method of accounting and are amortized over their useful lives.

Interest income

         The market rate of interest paid on investment-quality commercial paper and similar investments dropped from approximately 2.0% during the first quarter of 2002 to approximately 1.4% in the first quarter of 2003. As a result, interest income decreased despite an increase in total cash and cash equivalents and interest bearing marketable securities. Specifically, net interest income decreased from $730,000 in the quarter ended March 31, 2002 to $643,000 in the comparable quarter of 2003.

Foreign currency exchange gain

         The exchange gain of $244,000 in the three months ended March 31, 2003 and the exchange gain of $23,000 in the three months ended March 31, 2002, are a result of fluctuations in currency exchange rates between the U.S. dollar and other currencies, primarily the Japanese Yen and the Euro and changes in value of assets and liabilities that are denominated in foreign currencies.

Provision for income taxes

         The effective tax rate was 38% and 43% for the quarters ended March 31, 2003 and 2002, respectively. The effective rate differs from the statutory rate due to the impact of acquisition related intangibles that are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         We satisfy our working capital needs and capital equipment needs with cash provided by operations. Net cash provided by operations in the first three months of 2003 was $16.1 million. The major components of cash flows provided by operating activities were net income of $5.4 million, non-cash depreciation and amortization expense charges of $4.9 million, income tax benefit from employee exercises of stock options of $2.8 million and decrease in accounts receivable of $6.4 million.

         Investing activities in the first three months of 2003 included equipment totaling $1.4 million as we provided existing and new personnel with improved computer hardware. The other activities were the purchase of $14.4 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $22.0 million. These assets have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months.

         Our financing activities included the purchase of 148,000 shares of our common stock on the open market at an aggregate cost of $1.8 million under our previously announced stock repurchase plan. This use was partially offset

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS

by financing activities that generated funds, namely the exercise of stock options by our employees and the issuance of common stock through our employee stock purchase plan.

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

         As of March 31, 2003, we had $216.4 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and investment grade commercial paper. An additional $14.1 million of commercial paper investments are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted cash. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events or uncertainties that are reasonably likely to result in any significant changes to our liquidity. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents and marketable securities. Pending such uses, we will continue to invest our available cash in investment grade, interest-bearing investments.

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

We Operate in a Rapidly Evolving Market

         We operate in a new and rapidly evolving market and must, among other things:

         o        respond to competitive developments;

         o continue to upgrade and expand our product and services offerings; and

         o        continue to attract, retain and motivate our employees.

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

Our Future Operating Results Will Likely Fluctuate Significantly

         We cannot predict our future revenues and operating results with certainty. However, we do expect our future revenues and operating results to fluctuate due to a combination of factors, including:

         o the growth in the acceptance of, and activity on, the Internet and the world wide web, particularly by corporate, institutional and government users;

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS


         o the extent to which the public perceives that unauthorized access to and use of online information are threats to network security;

         o the volume and timing of orders, including seasonal trends in customer purchasing;

         o our ability to develop new and enhanced product and managed service offerings and expand our professional services capabilities;

         o the introduction of ISS branded appliances, including increased cost of goods sold;

         o our ability to provide scalable managed services offerings through our partners in a cost effective manner;

         o foreign currency exchange rates that affect our international operations;

         o        product and price competition in our markets; and

         o general economic conditions, both domestically and in our foreign markets.

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

We Face Intense Competition in Our Market

         The market for network security monitoring, detection and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within one of five categories:

         o internal information technology departments of our customers and the consulting firms that assist them in formulating security systems;

         o relatively smaller software companies offering relatively limited applications for network and Internet security;

         o large companies, including Symantec Corp., Cisco Systems, Inc. and Network Associates, Inc., that sell or have announced competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

         o software or hardware companies like Cisco Systems, Inc. that could integrate features that are similar to our products into their own products; and

         o small and large companies with competitive offerings to components of our managed services offerings.

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS


         Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, represent risks. For example, Symantec acquired Recourse Technologies and Riptech Inc. in the third quarter of 2002 and, Cisco recently announced agreements to acquire Psionic Software, Inc. and Okena, Inc. Most recently, in April 2003 Network Associates, Inc. announced agreements to acquire Intruvert Networks and Entercept Security Technologies. These acquisitions will make these entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection and response products and managed security services, which increases pricing pressures within our market.

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

We Face Rapid Technological Change in Our Industry and Frequent Introductions of New Products

         Rapid changes in technology pose significant risks to us. We do not control nor can we influence the forces behind these changes, which include:

         o the extent to which businesses and others seek to establish more secure networks;

         o the extents to which hackers and others seek to compromise secure systems;

         o        evolving computer hardware and software standards;

         o        changing customer requirements; and

         o frequent introductions of new products and product enhancements.

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

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS

Risks Associated with Our Global Operations

         The expansion of our international operations includes our presence in dispersed locations throughout the world, including throughout Europe and the Asia/Pacific and Latin America regions. Our international presence and expansion exposes us to risks not present in our U.S. operations, such as:

         o the difficulty in managing an organization spread over various countries located across the world;

         o compliance with, and unexpected changes in, a wide range of complex regulatory requirements in countries where we do business;

         o increased financial accounting and reporting burdens and complexities and potentially adverse tax consequences;

         o        excess taxation due to overlapping tax structures;

         o fluctuations in foreign currency exchange rates resulting in losses or gains from transactions and expenses denominated in foreign currencies;

         o reduced protection for intellectual property rights in some countries;

         o reduced protection for enforcement of creditor and contractual rights in some countries; and

         o import and export license requirements and restrictions on the import and export of certain technology, especially encryption technology and trade restrictions.

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

                        INTERNET SECURITY SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              REULTS OF OPERATIONS

We Depend on Our Intellectual Property Rights and Use Licensed Technology

         We rely primarily on copyright, trademark, patent and trade secrets laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent and have a number of patent applications pending, as well as numerous trademarks and trademark applications pending. We believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product support are essential to establishing and maintaining our technology leadership position. We cannot assure you that our competitors will not develop technologies that are similar to ours.

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

Some Provisions in the ISS Certificate of Incorporation and Bylaws Make a Takeover of ISS Difficult

         Our certificate of incorporation and bylaws contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of ISS. These provisions:

         o        establish a classified board of directors;

         o create preferred stock purchase rights that grant to holders of common stock the right to purchase shares of Series A Junior Preferred Stock in the event that a third party acquires 20% or more of the voting power of our outstanding common stock;

         o prohibit the right of our stockholders to act by written consent;

         o        limit calling special meetings of stockholders; and

         o impose a requirement that holders of 66-2/3% of the outstanding shares of common stock are required to amend the provisions relating to the classification of our board of directors and action by written consent of stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

     OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, dated November 14, 2000 and incorporated by reference herein).

         3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 373-44529 and incorporated by reference herein).

         11       Computation of Per Share Earnings *

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Data required by SFAS No. 128, "Earnings Per Share", is provided in Note 5 to the consolidated financial statements in this report

(b)      Reports on Form 8-K.

                  ISS filed no reports on Form 8-K during this reporting period.

                   INTERNET SECURITY SYSTEMS, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERNET SECURITY SYSTEMS, INC.
                                            (Registrant)



Date:    May 14, 2003          By   /s/ Richard Macchia
      ------------------            ------------------------------------------
                                    Senior Vice President, Finance and
                                    Administration and Chief Financial Officer

                               By   /s/ Maureen Richards
                                    ------------------------------------------
                                    Corporate Controller

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
                                        /s/  Thomas E. Noonan
                                        ------------------------------------
                                        Thomas E. Noonan
                                        Chairman, President and
                                        Chief Executive Officer

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                /s/ Richard Macchia
                                -----------------------------------------
                                Richard Macchia
                                Senior Vice President, Finance and
                                Administration and Chief Financial Officer