Form 10-Q
period 2003-06-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2003-08-08
CIK 1053148

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding
  Title of each class of common stock             as of August 4, 2003
    Common stock, $0.001 par value                     49,747,000

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
                         PART I - FINANCIAL INFORMATION
Item 1       Consolidated Financial Statements:
             Consolidated Balance Sheets at June 30, 2003 and
             December 31, 2002                                                   3
             Consolidated Statements of Operations for the three months
             and six months ended June 30, 2003 and June 30, 2002                4
             Consolidated Statements of Cash Flows for the six
             months ended June 30, 2003 and June 30, 2002                        5
             Notes to Consolidated Financial Statements                          6
Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations                      12
Item 3       Quantitative and Qualitative Disclosures about Market Risk         23
Item 4       Controls and Procedures                                            23

                          PART II - OTHER INFORMATION

Item 4       Submission of Matters to a Vote of Security Holders                24
Item 6       Exhibits and Reports on Form 8-K                                   24

                         INTERNET SECURITY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         JUNE 30,         DECEMBER 31,
                                                                                           2003               2002
                                                                                        ----------        ------------
                                                                                        (UNAUDITED)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                                        $  165,488         $  148,317
       Marketable securities                                                                60,186             53,999
       Accounts receivable, less allowance for doubtful accounts
          of $3,477 and $2,790, respectively                                                51,311             56,700
       Inventory                                                                               450              1,055
       Prepaid expenses and other current assets                                             8,746              7,000
                                                                                        ----------         ----------
                Total current assets                                                       286,181            267,071
Property and equipment:
       Computer equipment                                                                   42,698             38,403
       Office furniture and equipment                                                       20,400             21,446
       Leasehold improvements                                                               22,329             21,183
                                                                                        ----------         ----------
                                                                                            85,427             81,032
       Less accumulated depreciation                                                        46,609             39,313
                                                                                        ----------         ----------
                                                                                            38,818             41,719
Restricted marketable securities                                                            14,125             14,690
Goodwill, net                                                                              200,864            200,464
Other intangibles, less accumulated amortization of
       $11,718 and $9,223, respectively                                                     12,889             15,384
Other assets                                                                                 6,899              7,240
                                                                                        ----------         ----------
                Total assets                                                            $  559,776         $  546,568
                                                                                        ==========         ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                 $    3,552         $    1,765
       Accrued expenses                                                                     19,730             22,332
       Deferred revenues                                                                    53,120             55,587
                                                                                        ----------         ----------
                Total current liabilities                                                   76,402             79,684
Non-current liabilities                                                                      2,472              2,328
Commitments and contingencies
Stockholders' equity:
       Preferred stock, $.001 par value, 20,000,000 shares authorized,
          none issued or outstanding                                                            --                 --
       Common stock, $.001 par value, 120,000,000 shares authorized,
          49,668,000 and 49,544,000 issued and outstanding, respectively                        50                 50
       Additional paid-in capital                                                          470,883            463,779
       Deferred compensation                                                                  (285)              (702)
       Accumulated other comprehensive income                                                1,666                949
       Retained earnings                                                                    12,767              2,514
       Treasury stock, at cost (306,000 and 133,000 shares, respectively)                   (4,179)            (2,034)
                                                                                        ----------         ----------
                Total stockholders' equity                                                 480,902            464,556
                                                                                        ----------         ----------
                Total liabilities and stockholders' equity                              $  559,776         $  546,568
                                                                                        ==========         ==========

                             See accompanying notes

                         INTERNET SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,
                                                                    --------------------------         ---------------------------
                                                                      2003              2002              2003             2002
                                                                    --------         ---------         ---------         ---------
Revenues:
   Product licenses and sales                                       $ 24,349         $  30,187         $  50,613         $  60,400
   Subscriptions                                                      27,926            22,788            54,824            43,110
   Professional services                                               6,850             7,056            13,141            14,898
                                                                    --------         ---------         ---------         ---------
                                                                      59,125            60,031           118,578           118,408
Costs and expenses:
   Cost of revenues:
        Product licenses and sales                                     1,804             1,344             3,245             3,671
        Subscriptions and professional services                       12,539            13,362            24,887            25,871
                                                                    --------         ---------         ---------         ---------
   Total cost of revenues                                             14,343            14,706            28,132            29,542
   Research and development                                           10,121             8,821            19,792            17,428
   Sales and marketing                                                20,995            23,902            42,171            46,589
   General and administrative                                          5,439             6,832            10,979            12,276
   Amortization of other intangibles and stock-based
        compensation                                                   1,325             1,464             2,729             2,960
                                                                    --------         ---------         ---------         ---------
                                                                      52,223            55,725           103,803           108,795
Operating income                                                       6,902             4,306            14,775             9,613
Interest income                                                          737               872             1,380             1,602
Minority interest                                                        (14)              (68)             (102)             (207)
Other income                                                               9             1,873                33             1,836
Foreign currency exchange gain (loss)                                    225              (100)              469               (77)
                                                                    --------         ---------         ---------         ---------
Income before income taxes                                             7,859             6,883            16,555            12,767
Provision for income taxes                                             2,968             2,758             6,302             5,273
                                                                    --------         ---------         ---------         ---------
Net income                                                          $  4,891         $   4,125         $  10,253         $   7,494
                                                                    ========         =========         =========         =========
Basic net income per share of Common Stock                          $   0.10         $    0.09         $    0.21         $    0.16
                                                                    ========         =========         =========         =========
Diluted net income per share of Common Stock                        $   0.10         $    0.08         $    0.21         $    0.15
                                                                    ========         =========         =========         =========
Weighted average shares:
   Basic                                                              49,510            48,340            49,249            47,924
                                                                    ========         =========         =========         =========
   Diluted                                                            50,452            48,927            49,934            48,773
                                                                    ========         =========         =========         =========

                             See accompanying notes

                         INTERNET SECURITY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                             -----------------------------
                                                                                                2003              2002
                                                                                             ----------         ----------
OPERATING ACTIVITIES
Net income                                                                                   $   10,253         $    7,494
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                             7,296              7,145
         Amortization of intangibles and stock-based compensation                                 2,729              2,960
         Accretion of discount on marketable securities                                             117                381
         Minority interest                                                                          102                207
         Income tax benefit from exercise of stock options                                        5,492              4,225
         Gain on issuance of subsidiary stock                                                       (66)                --
     Changes in assets and liabilities:
         Accounts receivable                                                                      5,389             (5,508)
         Inventory                                                                                  605               (388)
         Prepaid expenses and other assets                                                       (1,214)            (2,992)
         Accounts payable and accrued expenses                                                     (805)            (2,523)
         Deferred revenues                                                                       (2,467)             1,800
                                                                                             ----------         ----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                            27,431             12,801
INVESTING ACTIVITIES
Net proceeds from maturity of marketable securities                                              31,563             64,396
Purchases of marketable securities                                                              (37,867)           (42,345)
Purchases of restricted marketable securities                                                       565                 --
Purchases of property and equipment                                                              (4,394)            (7,915)
Issuance of subsidiary stock                                                                         97                 --
                                                                                             ----------         ----------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (10,036)            14,136
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                             317              2,756
Proceeds from employee stock purchase plan                                                          853              1,142
Purchases of treasury stock                                                                      (2,145)                --
                                                                                             ----------         ----------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (975)             3,898
Foreign currency impact on cash                                                                     751              2,409
                                                                                             ----------         ----------
Net increase in cash and cash equivalents                                                        17,171             33,244
Cash and cash equivalents at beginning of period                                                148,317            108,038
                                                                                             ----------         ----------
Cash and cash equivalents at end of period                                                   $  165,488         $  141,282
                                                                                             ==========         ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE
Income taxes paid                                                                            $      590         $    2,502
                                                                                             ==========         ==========

                             See accompanying notes

                         INTERNET SECURITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements of Internet Security Systems, Inc. ("ISS" or the "Company") as of June 30, 2003 and for the three months and six months ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated.

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

GOODWILL AND INTANGIBLES

         Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):

                                                           JUNE 30, 2003                    DECEMBER 31, 2002
                                                 GROSS CARRYING      ACCUMULATED     GROSS CARRYING    ACCUMULATED
                                                     AMOUNT         AMORTIZATION         AMOUNT        AMORTIZATION
                                                 --------------     ------------     --------------    ------------
         Unamortized intangible assets:
               Goodwill                             $ 228,245        $ (27,381)        $ 227,845        $ (27,381)
                                                    =========        =========         =========        =========
         Amortized intangible assets:
               Core technology                          3,853           (2,278)            3,853           (2,039)
               Developed technology                    16,857           (7,435)           16,857           (5,654)
               Work force                               1,407             (434)            1,407             (216)
               Customer relationships                   2,490           (1,571)            2,490           (1,314)
                                                    ---------        ---------         ---------        ---------
                     Total                          $  24,607        $ (11,718)        $  24,607        $  (9,223)
                                                    =========        =========         =========        =========

The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, three to six years for work force and three years for customer relationships. Amortization expense of intangible assets is as follows (in thousands):

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                               2003           2002           2003           2002
                                                             -------        -------        -------        -------
                  Core technology                            $   119        $   120        $   239        $   241
                  Developed technology                           891            890          1,781          1,781
                  Work force                                     109              9            218             18
                  Customer relationships                         128            110            257            218
                                                             -------        -------        -------        -------
                           Total                             $ 1,247        $ 1,129        $ 2,495        $ 2,258
                                                             =======        =======        =======        =======

                         INTERNET SECURITY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The estimated future amortization expense of intangible assets as of June 30, 2003 is as follows (in thousands):

                                                      AMOUNT
                                                     -------
             FISCAL YEAR:
                  2003 (remaining six months)        $ 2,463
                  2004                                 4,825
                  2005                                 4,370
                  2006                                 1,231
                                                     -------
                  Total                              $12,889
                                                     =======

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standard 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and has elected the pro forma disclosure alternative of SFAS 123.

         Although SFAS 123 allows the Company to continue to follow APB 25 guidelines, the following is pro forma net loss and pro forma net loss per share for the periods indicated as if the Company had adopted SFAS 123. The following table illustrates the effect on net income per share if the provisions of SFAS 123 had been applied. The pro forma impact of applying SFAS 123 as illustrated below will not necessarily be representative of the pro forma impact in future years. Pro forma information is as follows (amounts in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                 ----------------------------      ----------------------------
                                                                    2003             2002             2003              2002
                                                                 -----------      -----------      -----------      -----------
Net income, as reported                                          $     4,891      $     4,125      $    10,253      $     7,494
Pro forma stock compensation expense
  computed under the fair value method, net
  of income taxes                                                     (7,797)          (7,711)         (14,439)         (14,179)
                                                                 -----------      -----------      -----------      -----------
Pro forma net loss                                                    (2,906)          (2,349)          (4,186)          (6,685)
                                                                 ===========      ===========      ===========      ===========
Basic net income per share of Common
  Stock, as reported                                             $      0.10      $      0.09      $      0.21      $      0.16
                                                                 ===========      ===========      ===========      ===========
Diluted net income per share of
  Common Stock, as reported                                      $      0.10      $      0.08      $      0.21      $      0.15
                                                                 ===========      ===========      ===========      ===========
Pro forma basic and diluted net loss per
  share of Common Stock                                          $     (0.06)     $     (0.05)     $     (0.08)     $     (0.14)
                                                                 ===========      ===========      ===========      ===========

RECENTLY ISSUED ACCOUNTING STANDARDS

         In November 2002, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. The Company will adopt EITF 00-21 effective July 1, 2003. Management believes that the adoption of this statement will not have a material effect on the Company's financial position, results of operations or liquidity.

         In November 2002, the FASB issued Financial Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), which is an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN 45 did not have a material effect on our condensed consolidated financial statements for the first quarter of 2003. The following is a summary of our agreements that we have determined are within the scope of FIN 45.

         Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer's authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a partial refund that reflects the reasonable value of prior use. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

         We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

         Payments for certain operating leases for office space are secured by collateralized standby letters of credit totaling $11.3 million at June 30, 2003. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013. The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation. Each standby letter of credit is collateralized by securities. At June 30, 2003, $14.1 million of commercial paper investments are pledged as collateral and are shown on the balance sheet as restricted cash.

         In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities that either:
(1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. We are currently evaluating the implications of the adoption of FIN 46 on our financial position, cash flows, and results of operation.

2.       INCOME TAXES

         The Company recorded tax provisions of $3.0 million and $2.8 million for the three-month periods ended June 30, 2003 and 2002, respectively and tax provisions of $6.3 million and $5.3 million for the six months ended June 30, 2003 and 2002, respectively. While income tax expense was recorded on domestic income, domestic taxes payable was reduced by deductions related to the employee exercise of stock options. The tax benefit of these deductions was recorded as additional paid-in-capital. Taxes paid generally relate to foreign operations and certain state taxes for which net operating loss deductions have been suspended.

         The effective tax rate was approximately 38% and 40% for the quarters ended June 30, 2003 and 2002, respectively and 38% and 41% for the six-month periods ended June 30, 2003 and 2002, respectively. The effective rates differ from the statutory rates due primarily to the impact of acquisition related intangibles that are not deductible for income tax purposes.

         As of June 30, 2003, ISS had a net operating loss carryforward of approximately $38.0 million. The tax benefit of this carryforward will be recorded as additional paid-in-capital as realized. There are also approximately $6.6 million of research and development tax credit carryforwards that expire between 2011 and 2022 and foreign tax credit carryforwards of $2.5 million that expire in 2006 and 2007.

3.       BUSINESS ACQUISITION

         In August 2002, Internet Security Systems KK ("ISS KK"), the Company's Asia/Pacific subsidiary, acquired a primary ISS KK distributor in Singapore, TriSecurity Holdings Pte Ltd. During the first quarter of 2003 ISS KK amended its agreement with TriSecurity Holdings Pte Ltd. and agreed to make payment of 245 shares of ISS KK stock in each of the first quarters of 2004 and 2005, relating to the annual contingent consideration payments defined in the 2002 purchase agreement. The additional consideration of $626,000, based on current fair market value of the shares, was recorded as additional goodwill and additional paid-in-capital during the first quarter of 2003. When such shares are actually issued, a gain or loss will be recognized to the extent of any difference between the $626,000 fair value of the shares to be issued and the book value of those shares, in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary.

4.       COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                         JUNE 30,                JUNE 30,
                                                                                   -------------------     --------------------
                                                                                     2003       2002         2003        2002
                                                                                   -------     -------     --------     -------
                  Net income, as reported                                          $ 4,891     $ 4,125     $ 10,253     $ 7,494
                  Change in cumulative translation adjustment                        1,066       3,094          717       2,409
                                                                                   -------     -------     --------     -------
                  Comprehensive income                                             $ 5,957     $ 7,219     $ 10,970     $ 9,903
                                                                                   =======     =======     ========     =======

5.       INCOME PER SHARE

         The computation of net income per share is as follows (amounts in thousands, except per share amounts):

                                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                        JUNE 30,                JUNE 30,
                                                                                   -------------------     --------------------
                                                                                    2003        2002         2003         2002
                                                                                   -------     -------     --------     -------
                  Basic net income per share:
                     Net income                                                    $ 4,891     $ 4,125     $ 10,253     $ 7,494
                     Weighted average number of common shares
                     outstanding during the period                                  49,510      48,340       49,249      47,924
                                                                                   -------     -------     --------     -------
                  Basic net income per share                                       $  0.10     $  0.09     $   0.21     $  0.16
                                                                                   =======     =======     ========     =======

                  Diluted net income per share:
                     Net income                                                    $ 4,891     $ 4,125     $ 10,253     $ 7,494
                     Weighted average number of common shares
                     outstanding during the period                                  49,510      48,340       49,249      47,924
                     Dilutive stock options                                            942         587          685         849
                                                                                   -------     -------     --------     -------
                     Total shares for purpose of calculating
                     diluted net income per share                                   50,452      48,927       49,934      48,773
                                                                                   -------     -------     --------     -------
                  Diluted net income per share                                     $  0.10     $  0.08     $   0.21     $  0.15
                                                                                   =======     =======     ========     =======

6.       SEGMENT AND GEOGRAPHIC INFORMATION

         ISS conducts business in one operating segment, providing information security management solutions. The Company does, however, prepare information for internal use on a geographic basis. This information consists of the operating results of each geographic segment. The segment operating costs reported internally generally consist of direct sales expenses, an executive team and infrastructure to support its employee and customer and partner base, and supporting billing and financial systems. Unallocated corporate expenses include research and development, general and administrative costs that support the global organization and amortization of intangibles and stock-based compensation.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. The chief executive officer and chief financial officer of ISS evaluate performance based on operating profit or loss from operations and trade accounts receivable for each segment. Other than trade accounts receivable, assets and liabilities are not discretely allocated or reviewed by segment. Goodwill is allocated to the segments in accordance with the requirements of SFAS 142, Accounting for Goodwill and Other Intangibles. The Company does not allocate or review goodwill by segment for internal reporting purposes.

    The following table presents ISS's revenues, operating expenses and operating income (loss) by reportable operating segment (in thousands):

                                                             AS OF AND FOR THE THREE MONTHS ENDED
                                                                            JUNE 30, 2003
                                             ---------------------------------------------------------------------
                                             AMERICAS         EMEA      ASIA/PACIFIC    UNALLOCATED         TOTAL
                                             --------       -------     ------------    -----------        -------
Revenues from external customers:
   Product licenses
     and sales ......................        $17,002        $ 4,248        $ 3,099        $     --         $24,349
   Subscriptions ....................         20,434          4,891          2,601              --          27,926
   Professional services ............          4,529          1,021          1,300              --           6,850
                                             -------        -------        -------        --------         -------
Total revenue .......................         41,965         10,160          7,000              --          59,125
Cost of revenues:
   Product licenses and sales .......          1,587             77            140              --           1,804
   Subscriptions and professional
     services .......................          8,301          1,842          2,396              --          12,539
                                             -------        -------        -------        --------         -------
Total cost of revenues ..............          9,888          1,919          2,536              --          14,343
Operating expenses ..................         14,487          5,054          1,454          16,885          37,880
                                             -------        -------        -------        --------         -------
Total expenses ......................         24,375          6,973          3,990          16,885          52,223
Segment operating income (loss) .....        $17,590        $ 3,187        $ 3,010        $(16,885)        $ 6,902
                                             -------        -------        -------        --------         -------
Accounts receivable, net ............        $31,286        $ 9,672        $10,353        $     --         $51,311
                                             -------        -------        -------        --------         -------


                                                             AS OF AND FOR THE THREE MONTHS ENDED
                                                                          JUNE 30, 2002
                                             --------------------------------------------------------------------
                                             AMERICAS        EMEA       ASIA/PACIFIC   UNALLOCATED         TOTAL
                                             --------       -------     ------------   -----------        -------
Revenues from external customers:
   Product licenses
     and sales ......................        $20,272        $ 4,534        $5,381        $     --         $30,187
   Subscriptions ....................         17,642          3,095         2,051              --          22,788
   Professional services ............          4,750          1,464           842              --           7,056
                                             -------        -------        ------        --------         -------
Total revenue .......................         42,664          9,093         8,274              --          60,031
Cost of revenues:
   Product licenses and sales .......          1,344             --            --              --           1,344
   Subscriptions and professional
     services .......................          9,067          2,185         2,110              --          13,362
                                             -------        -------        ------        --------         -------
Total cost of revenues ..............         10,411          2,185         2,110              --          14,706
Operating expenses ..................         16,781          4,734         2,387          17,117          41,019
                                             -------        -------        ------        --------         -------
Total expenses ......................         27,192          6,919         4,497          17,117          55,725
Segment operating income (loss) .....        $15,472        $ 2,174        $3,777        $(17,117)        $ 4,306
                                             -------        -------        ------        --------         -------
Accounts receivable, net ............        $35,973        $10,137        $9,657        $     --         $55,767
                                             -------        -------        ------        --------         -------

                                                                 AS OF AND FOR THE SIX MONTHS ENDED
                                                                           JUNE 30, 2003
                                             ----------------------------------------------------------------------
                                             AMERICAS         EMEA      ASIA/PACIFIC    UNALLOCATED         TOTAL
                                             --------       -------     ------------    -----------        --------
Revenues from external customers:
   Product licenses
     and sales ......................        $35,055        $ 9,212        $ 6,346        $     --         $ 50,613
   Subscriptions ....................         40,568          9,068          5,188              --           54,824
   Professional services ............          8,518          2,058          2,565              --           13,141
                                             -------        -------        -------        --------         --------
Total revenue .......................         84,141         20,338         14,099              --          118,578
Cost of revenues:
   Product licenses and sales .......          3,003             77            165              --            3,245
   Subscriptions and professional
     services .......................         16,536          3,794          4,557              --           24,887
                                             -------        -------        -------        --------         --------
Total cost of revenues ..............         19,539          3,871          4,722              --           28,132
Operating expenses ..................         28,775         10,144          3,252          33,500           75,671
                                             -------        -------        -------        --------         --------
Total expenses ......................         48,314         14,015          7,974          33,500          103,803
Segment operating income (loss) .....        $35,827        $ 6,323        $ 6,125        $(33,500)        $ 14,775
                                             -------        -------        -------        --------         --------
Accounts receivable, net ............        $31,286        $ 9,672        $10,353        $     --         $ 51,311
                                             -------        -------        -------        --------         --------


                                                                 AS OF AND FOR THE SIX MONTHS ENDED
                                                                             JUNE 30, 2002
                                              ---------------------------------------------------------------------
                                              AMERICAS         EMEA       ASIA/PACIFIC    UNALLOCATED       TOTAL
                                              --------       -------      ------------    -----------       -------
Revenues from external customers:
   Product licenses
     and sales ......................         $41,122        $ 8,864        $10,414        $     --         $60,400
   Subscriptions ....................          33,424          5,682          4,004              --          43,110
   Professional services ............           9,860          2,801          2,237              --          14,898
                                              -------        -------        -------        --------         -------
Total revenue .......................          84,406         17,347         16,655              --         118,408
Cost of revenues:
   Product licenses and sales .......           3,629             --             42              --           3,671
   Subscriptions and professional
     services .......................          17,629          4,361          3,881              --          25,871
                                              -------        -------        -------        --------         -------
Total cost of revenues ..............          21,258          4,361          3,923              --          29,542
Operating expenses ..................          33,206          9,162          4,221          32,664          79,253
                                              -------        -------        -------        --------         -------
Total expenses ......................          54,464         13,523          8,144          32,664         108,795
Segment operating income (loss) .....         $29,942        $ 3,824        $ 8,511        $(32,664)        $ 9,613
                                              -------        -------        -------        --------         -------
Accounts receivable, net ............         $35,973        $10,137        $ 9,657        $     --         $55,767
                                              -------        -------        -------        --------         -------

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

                         INTERNET SECURITY SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements. Such statements include declarations regarding our current intent, belief or expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors in this Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission and available at the SEC's Web site at www.sec.gov.

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

         Our managed protection services offerings provide remote management of our best-of-breed security technology, focusing on security assessment and intrusion detection systems, and also includes firewalls, VPNs, anti-virus and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers' needs and providing professional and managed services.

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

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

         License sales of enterprise products are generated both through direct sales to end users as well as through various partners, including system integrators, value-added resellers and distributors. License revenue is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met, with the sale identified through electronic delivery of a software key that is necessary to operate the product. At the point of key delivery, the end-user has no right of return.

         Subscription revenues include product support, term licenses, and managed service arrangements. Annual renewable product support is a separate component of each perpetual license agreement and appliance sold in conjunction with ISS products with revenue recognized ratably over the product support term. Term licenses allow customers to use our products and receive product support coverage for a specified period, generally 12 months. We recognize revenues from these term agreements ratably over the subscription term. Security monitoring services of information assets and systems are part of managed services and revenues are recognized as such services are provided.

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

         Our historical rate of return for our software products is negligible. We offer demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. We did not have any transactions in the first six months of either 2003 or 2002 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that we licensed software or provided services to that organization.

Allowance for doubtful accounts

         Our sales are global, with customers located in the United States, Europe, Latin America and the Asia/Pacific regions. We perform periodic credit evaluations of our customer's financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At June 30, 2003, the allowance for doubtful accounts totaled 6.3% of the $54.8 million of total trade receivables.

         While actual credit losses have historically been within the provisions established based on management's expectations, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

         We currently have intangible assets related to goodwill of approximately $201 million, with $195 million related to our June 2001 acquisition of Network ICE. The determination of whether or not this asset is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based on forecasted discounted cash flows through 2006 and on our stock market valuation. Neither method indicated that our goodwill had been impaired and as a result, we did not record any impairment losses related to goodwill during the quarters or six-month periods ended June 30, 2003 and 2002.

RESULTS OF OPERATIONS

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

                                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                       JUNE 30,                   JUNE 30,
                                                                                 -------------------         -------------------
                                                                                  2003         2002          2003          2002
                                                                                 -----         -----         -----         -----
                  Consolidated Statements of Operations Data:
                  Product licenses and sales                                        41%           50%           43%           51%
                  Subscriptions                                                     47%           38%           46%           36%
                  Professional services                                             12%           12%           11%           13%
                                                                                 -----         -----         -----         -----
                     Total revenues                                                100%          100%          100%          100%
                                                                                 -----         -----         -----         -----
                  Cost of revenues:
                     Product licenses and sales                                      3%            2%            3%            3%
                     Subscriptions and
                       professional services                                        21%           22%           21%           22%
                                                                                 -----         -----         -----         -----
                     Total cost of revenues                                         24%           24%           24%           25%
                  Research and development                                          17%           15%           17%           15%
                  Sales and marketing                                               36%           41%           36%           40%
                  General and administrative                                         9%           11%            9%           10%
                  Amortization of intangibles and stock-based compensation           2%            2%            2%            2%
                                                                                 -----         -----         -----         -----
                     Total costs and expenses                                       88%           93%           88%           92%
                                                                                 -----         -----         -----         -----
                  Operating income                                                  12%            7%           12%            8%
                                                                                 =====         =====         =====         =====

REVENUES

Product licenses and sales

         Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, represented 41% of total revenues for the three month period ended June 30, 2003 and 50% for the corresponding period in 2002. Product licenses and sales represented 43% for the six months ended June 30, 2003 and 51% for the comparable period of 2002. We believe that the general economic slowdown in information technology spending contributed to the decrease in product licenses and sales. Our software products, by their nature, involve a high ongoing labor component to provide the security for which they are designed. We believe that tight spending conditions had a negative effect on our product licenses and sales.

         In the second quarter of 2003, we began to ship our first network protection appliance, the Proventia A series, to customers. Proventia appliances feature unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. They are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective. Revenues from our Proventia appliance represented 6% of total revenues in the second quarter of 2003. We have also announced plans to ship future series of Proventia appliances with different functionality in future quarters of 2003 and 2004.

         Our present product roadmap focuses our development on product offerings and enhancements providing more central control and manageability, easier deployment and more refined information. We expect that this focus will make our products more cost effective to implement and increase the future level of product licenses and sales, especially in the current challenging market conditions.

Subscriptions

         Subscriptions revenue represented 47% of total revenues in the three months ended June 30, 2003 increasing from 38% of total revenues in the three months ended June 30, 2002. For the six months ending June 30, 2003, subscriptions revenue increased to 46% from 36% in the six months ended June 30, 2002. Subscriptions revenue consists of product content and support, term licenses of product usage and security-monitoring fees for managed services offerings. The increase in subscriptions revenue as a percentage of total revenues was primarily due to an increase in product content and support revenues, the largest component, which grew from 26% of total revenues in the three months ended June 30, 2002 to 32% in the comparable period of 2003 and from 26% for the six months ended June 30, 2002 to 31% in the comparable period of 2003. Product content and support includes software updates, technical support and security content, including advisory updates from the X-Force, our internal team of security experts, and hardware support of our Proventia appliances. We continue to increase our software client base that generates product content and support revenues, through a combination of contracts associated with new product licenses and renewal of existing contracts.

         Managed services revenue accounted for 11% of total revenues for the quarter ended June 30, 2003, as compared with 7% in the corresponding period of 2002. On a year-to-date basis, managed services revenue has increased from 7% in 2002 to 11% in 2003. We believe these increases are due to a strong demand in the market for proven, financially sound, managed security service providers. We expect sales of managed services to continue to increase as a percentage of total revenues as we focus our efforts on marketing new, innovative offerings, such as our Managed Protection Services, to new and existing customers. Managed Protection Services is a premium service combining vulnerability assessment, managed protection, and other professional services.

Professional services

         Professional services revenue represented 12% of total revenues in both the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003, professional services was 11% of revenue decreasing from 13% in the corresponding period of 2002. We believe that entities continue to curtail costs and limit spending of discretionary dollars on professional services in current economic times, which resulted in flat to lower levels of demand for these services.

         Although we continue to offer training classes at our Atlanta headquarters and customers' premises, our primary focus is to deliver course materials to our customers through authorized training centers. By working with training facilities throughout the country, we provide education consistent with our standards, but which is now available at several additional locations.

Geographic regions

         Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                    ------------------        -----------------
                                                    2003         2002         2003         2002
                                                    ----         ----         ----         ----
                  Americas                           71%          71%          71%          71%
                  EMEA                               17%          15%          17%          15%
                  Asia/Pacific Rim                   12%          14%          12%          14%

         Revenues in EMEA benefited from a strengthening currency in both the three and six-month periods ended June 30, 2003, since products are sold in the Euro currency. Asia/Pacific Rim revenue decreased to 12% of total revenues in both the three months and six months ended June 30, 2003. While this is a decrease from 14% in the corresponding periods of 2002, it is an increase from 10% in the fourth quarter of 2002. Asia/Pacific Rim experienced difficult economic conditions in portions of the region beginning in the latter part of 2002, which have continued to a lesser degree into 2003. The SARS epidemic had a negative impact in certain markets within the Asia/Pacific region in the second quarter of 2003. The financial data for each segment can be found in Note 6 to the Consolidated Financial Statements.

COSTS AND EXPENSES

Cost of product licenses and sales

         Cost of product licenses and sales consists of several components. Costs associated with licensing our software products are minor. The substantial portion of cost of product licenses and sales represents the hardware cost of our Proventia appliances and payments to partners for their products that we sell or integrate with our managed service offerings.

         Costs of product licenses and sales as a percentage of total revenues increased from 2% in the three months ended June 30, 2002 to 3% for the comparable period in 2003. For the six months periods ended June 30, 2002 and 2003, costs of product licenses and sales remained flat at 3% of total revenues. An increase was expected with the introduction of the Proventia appliance line in the second quarter and we expect the increase in cost of product licenses and sales to continue to increase in future periods as sales of the Proventia appliances increase. The impact of costs related to Proventia was offset by our movement away from the direct sales of third-party products, except where related to our managed services or associated with the delivery of our products.

Cost of subscriptions and professional services

         Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center ("SOC") costs of providing managed security monitoring services and the costs related to our professional services and training. These costs as a percentage of total revenues decreased from 22% to 21% in the three months ended June 30, 2003 and 2002 and exhibited the same trend in the six months ended June 30, 2003 and 2002.

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

         Offsetting this increase of costs associated with our technical support personnel and our security operations centers is a decrease in costs associated with our professional services and education services. As a result of our effort to focus on core professional services related to ISS product offerings combined with the difficult economic conditions, costs associated with our professional services and education services decreased both in absolute dollars and as a percentage of total revenues from the quarter ended June 30, 2002 to the comparable quarter of 2003 and from the six month period ended June 30, 2002 to the comparable period of 2003. Costs were controlled through a continued narrowing of our consulting offerings to focus on services that directly contribute to our protection platform strategy, the outsourcing of educational training outside of Atlanta to authorized partners, and a decrease in the number of training classes related to third-party products.

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

         Research and development expenses increased in absolute dollars from $8.8 million in the three months ended June 30, 2002 to $10.1 million in the three months ended June 30, 2003. On a year-to-date basis, these costs increased in absolute dollars from $17.4 million in 2002 to $19.8 million in 2003. Research and development expenses represented 17% of total revenues in the three and six months ended June 30, 2003, and 15% in the three and six months ended June 30, 2002. These increases in absolute dollars and percentages of total revenues are due to the increases in the number of development personnel focused on our best-of-breed products, enterprise applications, such as Proventia, managed services offerings and research for future product offerings.

         We continue to add functionality to our product family, providing network, server and desktop-based solutions, as well as to our security management applications. In the first six months of 2003, we released the first of our Proventia series of appliances and provided the following major enhancements to our RealSecure Protection platform:

         - Proventia A Series models (A201, A604 and A1204) - network threat protection for aggregate network bandwidth from 200 Mbps to 1200 Mbps on 1 to 4 network segments.

         - RealSecure Server Sensor 7.0 - assesses host security to detect and report system security weaknesses, and provides intrusion prevention and response;

         - SiteProtector(TM) Third Party Module 1.0 - allows organizations to automatically collect audit and intrusion detection events from firewalls into SiteProtector's central management application for analysis in conjunction with RealSecure(R), Proventia(TM), Internet Scanner(R) and System Scanner(TM) security events;

         - RealSecure(R) Desktop 7.0 - provides protection against malicious activity by analyzing application and network (including VPN) behavior on desktops;

         - RealSecure Internet Scanner 7.0 - added improved accuracy and new ease-of-use features to our network assessment solution;

         - RealSecure(R) SiteProtector(TM) 2.0 - unifies the management of protection across networks, servers and desktops to increase customers' ability to effectively detect, prevent and respond to today's ever-changing spectrum of threats; and

         - RealSecure Fusion version 2.0. - provides additional features that allow customers to automate the processes of security monitoring and correlation of security events against known vulnerabilities.

         While we are committed to continue our investment in X-Force research and development capabilities that we believe to be a differentiator for ISS, we intend to seek leverage in the research and development area while enhancing current technologies and developing new technologies.

Sales and marketing

         Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our Website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials.

         Sales and marketing expenses were $21.0 million in the three months ended June 30, 2003 and $23.9 million in the corresponding period of 2002. Gaining leverage in sales and marketing has been a key objective for us as evidenced by the decrease in these expenses as a percentage of total revenues from 41% in the three months ended June 30, 2002 to 36% in the three months ended June 30, 2003. The same trend was exhibited on a year-to-date basis as sales and marketing expenses decreased from 40% of total revenues in the six months ended June 30, 2002 to 36% in the corresponding period of 2003.

         The decrease in absolute dollars in sales and marketing was the result of the changes in headcount along with lower commissions due to the decrease in product license and sales and lower marketing costs. Marketing costs for print and media advertising were lower in the first half of 2003 compared to the first half of 2002 when we launched our first television and print advertising campaign designed to demonstrate the multitude of threats that can compromise the security of a company's networks, servers or desktops.

         In areas where revenue demand did not support our cost base, such as Latin America and Europe, we reduced headcount throughout 2002. At the same time, we have increased headcount where we believe there are long and near-term opportunities, such as our United States public sector, which handles opportunities on the federal, state and local levels. We expect to continue to achieve leverage in our sales efforts by focusing our sales force on large customers that are served either directly by us or through large system integrators. The channel, which includes system integrators, value-added resellers and distributors, continues to be an important source of global revenue for us as we use its capabilities to reach not just departmental and small companies through distributors and resellers, but larger customers through joint selling efforts.

General and administrative

         General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.

         General and administrative expenses of $5.4 million in the second quarter of 2003 and $6.8 million in the second quarter of 2002 represented 9% of total revenues in 2003 and 11% in 2002. For the six months ended June 30, 2003, general and administrative expenses were $11.0 million, or 9%, of total revenues and $12.2 million, or 10%, in the corresponding period of 2002. The second quarter of 2002 included non-recurring expenses related to the relocation of our Asia-Pacific headquarters in Tokyo during that period, which resulted in a decrease in general and administrative expenses in absolute dollars and as a percentage of total revenues from 2002 to 2003.

Amortization

         We incurred amortization expense related to intangible assets and stock-based compensation of $1.3 million and $1.5 million in the three months ended June 30, 2003 and 2002, respectively, and $2.7 million and $3.0 million in the six months ended June 30, 2003 and 2002, respectively. These intangible assets and stock-based compensation resulted from acquisitions accounted for under the purchase method of accounting and are amortized over their estimated useful lives.

Interest income

         The market rate of interest paid on investment-quality commercial paper and similar investments dropped from approximately 2.1% during the second quarter of 2002 to approximately 1.2% in the second quarter of 2003. As a result, interest income decreased despite an increase in total cash and cash equivalents and interest bearing marketable securities. Specifically, interest income decreased from $872,000 in the quarter ended June 30, 2002 to $737,000 in the comparable quarter of 2003 and from $1.6 million in the six months ended June 30, 2002 to $1.4 million in the corresponding period of 2003.

Foreign currency exchange gain (loss)

         The exchange gains of $225,000 in the three months ended June 30, 2003 and $469,000 in the six months ended June 30, 2003 and the exchange losses of $100,000 in the three months ended June, 2002 and $77,000 in the six months ended June 30, 2002, are a result of fluctuations in currency exchange rates between the U.S. dollar and other currencies, primarily the Japanese yen and the euro, and changes in value of assets and liabilities that are denominated in foreign currencies.

Provision for income taxes

         Our effective tax rate was 38% and 40% for the quarters ended June 30, 2003 and 2002, respectively, and 38% and 41% for the six months ended June 30, 2003 and 2002, respectively. The effective rate differs from the statutory rate primarily due to the impact of acquisition related intangibles that are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         We satisfy our working capital needs and capital equipment needs with cash provided by operations. Net cash provided by operations in the first six months of 2003 was $27.4 million. The major components of cash flows provided by operating activities in the first six months of 2003 were net income of $10.3 million, non-cash depreciation and amortization expense charges of $10.0 million, income tax benefit from employee exercises of stock options of $5.5 million and decrease in accounts receivable of $5.4 million.

         Investing activities in the first six months of 2003 included purchases of equipment totaling $4.4 million as we provided existing and new personnel with improved computer hardware. The other activities include the purchase of $37.9 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $31.6 million. These assets have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months.

         Our financing activities in the first six months of 2003 included the purchase of 173,000 shares of our common stock on the open market at an aggregate cost of $2.1 million under our previously announced stock repurchase plan. In July 2003, our Board extended this program through the second quarter of 2004 with authorization to use up to approximately $46 million of cash to repurchase our common stock. This use in the first six months of 2003 was partially offset by financing activities that generated funds, namely the exercise of stock options by our employees and the issuance of common stock through our employee stock purchase plan.

         Other than our non-cancelable operating leases for office space, we have no off-balance sheet financing arrangements, any relationships with "structured finance" or "special purpose" entities, or any contractual obligations that would impact our liquidity. Payments for certain operating leases are secured by five collateralized stand-by letters of credit totaling approximately $11.3 million. The stand-by letters of credit are annually renewable over the duration of the applicable leases. We do not anticipate utilizing these stand-by letters of credit to meet any liquidity needs.

         As of June 30, 2003, we had $225.7 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and investment grade commercial paper. An additional $14.1 million of commercial paper investments are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted cash. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events or uncertainties that are reasonably likely to result in any significant changes to our liquidity. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complimentary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents and marketable securities. Pending such uses, we will continue to invest our available cash in investment-grade, interest-bearing investments.

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

         We introduced our new Proventia appliance line in April 2003. As a result of our limited history with these products, it may be difficult to plan project our revenues accurately. The revenue and income potential of these products is unproven and the markets addressed by these products are volatile. If these products fail to gain market acceptance, our revenue could be below our expectations and our operating results could be adversely affected.

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

         - the introduction and acceptance rate of ISS branded appliances, including increased cost of goods sold;

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

         We currently purchase some Proventia appliance components and contract manufacture from single or limited sources. We carry little inventory of our appliance products and we rely on suppliers to deliver necessary components to our contract manufacturer in a timely manner based on the forecasts we provide. If shortages occur, supplies are interrupted, or we under forecast sales, we may not be able to deliver products to our customers and our revenue and operating results would be adversely affected. Because our supply of hardware is based on short-term forecasts and purchase orders, our contract manufacturer is not obligated to purchase components for greater quantities over longer periods. We provide six-month forecasts of our demand to our contract manufacturer. If we overestimate our requirements, our contract manufacturer many have excess inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturer may have an inadequate component inventory and, based on lead times, this could interrupt manufacturing and result in delays in shipments and revenues.

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

         -        large companies, including Symantec Corp., Cisco Systems, Inc.
                  and Network Associates, Inc., that sell or have announced competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

         - software or hardware companies like Cisco Systems, Inc. that could integrate features that are similar to our products into their own products; and

         - small and large companies with competitive offerings to components of our managed services offerings.

         Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, represent risks. For example, Symantec acquired Recourse Technologies and Riptech Inc. in the third quarter of 2002 and Cisco acquired Psionic Software, Inc. and Okena, Inc. in 2003. Also, Network Associates, Inc. acquired Intruvert Networks and Entercept Security Technologies in the second quarter of 2003.These acquisitions will make these entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection and response products and managed security services, which increases pricing pressures within our market.

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

We Must Successfully Integrate Acquisitions

         As part of our growth strategy, we have and may continue to acquire or make investments in companies with products, technologies or professional services capabilities complementary to our solutions. When engaging in acquisitions, we could encounter difficulties in assimilating or completing the development of the technologies, new personnel and operations into our company. These difficulties may disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. These difficulties could also include accounting requirements, such as impairment charges related to goodwill or expensing in-process research and development costs, such as those incurred in the fourth quarter of 2002 related to the acquisition of vCIS, Inc. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions or that we will not encounter other problems in connection with our recent or any future acquisitions. In addition, any future acquisitions may require us to incur debt or issue equity securities. The issuance of equity securities could dilute the investment of our existing stockholders.

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

         -        limit calling special meetings of stockholders; and

         - impose a requirement that holders of 66-2/3% of the outstanding shares of common stock are required to amend the provisions relating to the classification of our board of directors and action by written consent of stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the second quarter of 2003 that materially affected or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Internet Security Systems, Inc. was held on Wednesday, May 28, 2003.

         The following three directors were elected to serve a three-year term ending in the year 2006: (a) Thomas E. Noonan, 36,579,639 votes for and 8,610,477 votes withheld, (b) Sam Nunn, 28,428,524 votes for and 16,761,592 votes withheld, and (c) David N. Strohm, 35,740,468 votes for and 9,449,648 votes withheld.

         A proposal was submitted to amend our Restated 1995 Stock Incentive Plan to change the Automatic Option Grant Program for non-employee directors by
(i) increasing the initial option grant to non-employee directors from an option to purchase 20,000 shares to an option to purchase 40,000 shares of common stock to be granted on the date the individual first becomes a non-employee member of the Board and (ii) increasing the annual grant to non-employee directors from an option to purchase 10,000 shares to an option to purchase 20,000 shares of common stock to be granted at each annual stockholders meeting if the non-employee director continues to serve on the Board. The vote was as follows:
(a) Voting For: 21,926,131, (b) Voting Against: 23,240,338, (c) Abstentions:
23,647. There were no broker non-votes for purposes of this proposal.


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

         3.3 Certificate of Designations of Series A Junior Participating Preferred Stock dated July 24, 2002 (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K, filed March 28, 2003 and incorporated by reference herein).

         4.1 Specimen Common Stock certificate (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-100954, filed November 1, 2002 and incorporated by reference herein).

         4.2 Form of Rights Certificate (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 24, 2002 and incorporated by reference herein.

         4.3 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of holders of the Company's Common Stock.

         4.4 1999 Network ICE Stock Option Plan, incorporated by reference to Exhibit 4.1 to Form S-8, Registration No. 333-62658, filed on June 8, 2001.

         4.5 Restated 1995 Stock Incentive Plan (as amended and restated as of May 23, 2001) incorporated by reference to Exhibit 4.2 to Form S-8, Registration No. 333-62658, filed June 8, 2001.

         4.6      Netrex, Inc. 1998 Stock Plan incorporated by reference to
                  Exhibit 99.15 to Form S-8, Registration Statement No. 333-89563, filed October 22, 1999.

         4.7      vCIS, Inc. 2001 Stock Plan incorporated by reference to
                  Exhibit 4.1 to Form S-8, Registration Statement No. 333-100954, filed November 1, 2002.

         11       Computation of Per Share Earnings *

         31.1     Certification of principal executive officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of principal financial officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Data required by SFAS No. 128, "Earnings Per Share", is provided in Note 5 to the consolidated financial statements in this report

(b)      Reports on Form 8-K.

         ISS filed the following reports on Form 8-K during the reporting period:

         - On April 3, 2003 ISS filed a report on Form 8-K relating to a press release updating its earnings guidance for the quarter ended March 31, 2003

         - On April 21, 2003 ISS filed a report on Form 8-K relating to a press release regarding its financial results for the quarter ended March 31, 2003 and providing its Business Outlook for the quarter ending June 30, 2003 and fiscal year ending December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INTERNET SECURITY SYSTEMS, INC.
                                          (Registrant)

Date: August 8, 2003        By /s/ Richard Macchia
                               -------------------------------------------------
                               Senior Vice President, Finance and Administration and Chief Financial Officer



                            By /s/ Maureen Richards
                               -------------------------------------------------
                               Vice President and Corporate Controller