Form 10-Q
period 2003-09-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2003-11-05
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-23655

INTERNET SECURITY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or jurisdiction of incorporation or organization)	58-2362189 (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class of common stock Common stock, $0.001 par value	Number of Shares Outstanding as of October 31, 2003 49,787,000

		PAGE
		NUMBER

	PART I – FINANCIAL INFORMATION
Item 1	Consolidated (Unaudited) Financial Statements:	3
	Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and September 30, 2002	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4	Controls and Procedures	24
	PART II - OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	24

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,997	$148,317
Marketable securities	56,136	53,999
Accounts receivable, less allowance for doubtful accounts of $3,472 and $2,790, respectively	57,505	56,700
Inventory	528	1,055
Prepaid expenses and other current assets	9,010	7,000

Total current assets	294,176	267,071
Property and equipment:
Computer equipment	44,364	38,403
Office furniture and equipment	21,218	21,446
Leasehold improvements	22,103	21,183

	87,685	81,032
Less accumulated depreciation	50,055	39,313

	37,630	41,719
Restricted marketable securities	14,125	14,690
Goodwill, net	201,162	200,464
Other intangibles, less accumulated amortization of $12,959 and $9,223, respectively	11,648	15,384
Other assets	7,417	7,240

Total assets	$566,158	$546,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,458	$1,765
Accrued expenses	20,869	22,332
Deferred revenues	54,392	55,587

Total current liabilities	78,719	79,684
Non-current liabilities	2,567	2,328
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 49,767,000 and 49,544,000 issued and outstanding, respectively	50	50
Additional paid-in capital	474,415	463,779
Deferred compensation	(208)	(702)
Accumulated other comprehensive income	4,301	949
Retained earnings	17,802	2,514
Treasury stock, at cost (911,000 and 133,000 shares, respectively)	(11,488)	(2,034)

Total stockholders’ equity	484,872	464,556

Total liabilities and stockholders’ equity	$566,158	$546,568

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Product licenses and sales	$25,545	$30,150	$76,158	$90,550
Subscriptions	28,211	24,153	83,035	67,263
Professional services	6,331	7,465	19,472	22,363

	60,087	61,768	178,665	180,176
Costs and expenses:
Cost of revenues:
Product licenses and sales	2,407	1,928	5,652	5,599
Subscriptions and professional services	11,784	12,766	36,671	38,637

Total cost of revenues	14,191	14,694	42,323	44,236
Research and development	10,496	8,692	30,288	26,120
Sales and marketing	21,113	23,780	63,284	70,369
General and administrative	5,428	5,918	16,407	18,194
Amortization of other intangibles and stock-based compensation	1,317	1,326	4,046	4,286

	52,545	54,410	156,348	163,205
Operating income	7,542	7,358	22,317	16,971
Interest income	610	877	1,990	2,479
Minority interest	(168)	(66)	(270)	(273)
Other income	68	2,068	101	3,904
Foreign currency exchange gain	28	145	497	68

Income before income taxes	8,080	10,382	24,635	23,149
Provision for income taxes	3,045	4,041	9,347	9,314

Net income	$5,035	$6,341	$15,288	$13,835

Basic net income per share of Common Stock	$0.10	$0.13	$0.31	$0.29

Diluted net income per share of Common Stock	$0.10	$0.13	$0.31	$0.28

Weighted average shares:
Basic	49,142	48,393	49,123	48,080

Diluted	49,884	48,855	49,773	48,865

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,

	2003	2002

Operating activities
Net income	$15,288	$13,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,742	10,781
Amortization of intangibles and stock-based compensation	4,046	4,286
Accretion of discount on marketable securities	172	230
Minority interest	270	273
Income tax benefit from exercise of stock options	8,146	6,952
Gain on issuance of subsidiary stock	(127)	(2,560)
Changes in assets and liabilities:
Accounts receivable	(805)	(11,566)
Inventory	527	(505)
Prepaid expenses and other assets	(1,996)	(3,377)
Accounts payable and accrued expenses	136	(2,215)
Deferred revenues	(1,195)	5,480

Net cash provided by operating activities	35,204	21,614
Investing activities
Acquisitions, net of cash received	—	(1,348)
Net proceeds from maturity of marketable securities	49,977	63,315
Purchases of marketable securities	(52,284)	(63,208)
Proceeds from restricted marketable securities	565	—
Purchases of property and equipment	(6,653)	(9,207)
Issuance of subsidiary stock	189	—

Net cash used in investing activities	(8,206)	(10,448)
Financing activities
Proceeds from exercise of stock options	439	2,892
Proceeds from employee stock purchase plan	1,609	2,086
Purchases of treasury stock	(9,454)	(1,989)

Net cash provided by (used in) in financing activities	(7,406)	2,989
Foreign currency impact on cash	3,088	1,506

Net increase in cash and cash equivalents	22,680	15,661
Cash and cash equivalents at beginning of period	148,317	108,038

Cash and cash equivalents at end of period	$170,997	$123,699

Supplemental cash flow disclosure
Income taxes paid	$1,302	$2,770

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim periods. The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated.

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

Goodwill and Intangibles

     Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unamortized intangible assets:
Goodwill	$228,543	$(27,381)	$227,845	$(27,381)

Amortized intangible assets:
Core technology	3,853	(2,400)	3,853	(2,039)
Developed technology	17,808	(8,319)	17,808	(5,654)
Work force	1,407	(542)	1,407	(216)
Customer relationships	1,539	(1,698)	1,539	(1,314)

Total	$24,607	$(12,959)	$24,607	$(9,223)

The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, three to six years for work force and three years for customer relationships. Amortization expense of intangible assets is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Core technology	$122	$120	$361	$361
Developed technology	902	890	2,722	2,671
Work force	108	9	326	27
Customer relationships	109	109	327	327

Total	$1,241	$1,128	$3,736	$3,386

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The estimated future amortization expense of intangible assets as of September 30, 2003 is as follows (in thousands):

Amount

Fiscal Year:
2003 (remaining three months)	$1,181
2004	4,458
2005	4,220
2006	1,789

Total	$11,648

Stock-Based Compensation

     Statement of Financial Accounting Standard 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has elected the pro forma disclosure alternative of SFAS 123.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$5,035	$6,341	$15,288	$13,835
Pro forma stock compensation expense computed under the fair value method, net of income taxes	(7,424)	(7,062)	(21,626)	(21,616)

Pro forma net loss	(2,389)	(721)	(6,338)	(7,781)

Basic net income per share of Common Stock, as reported	$0.10	$0.13	$0.31	$0.29

Diluted net income per share of Common Stock, as reported	$0.10	$0.13	$0.31	$0.28

Pro forma basic and diluted net loss per share of Common Stock	$(0.05)	$(0.01)	$(0.13)	$(0.16)

Recently Issued Accounting Standards

     In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF 00-21, Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. The Company adopted the provisions of EITF 00-21 for all revenue arrangements entered into after June 30, 2003. The adoption of EITF No. 00-21 did not have an impact on the Company’s financial position, results of operations or liquidity.

     In November 2002, the FASB issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which is an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN 45 did not have a material effect on our condensed consolidated financial statements for the first nine months of 2003. The following is a summary of our agreements that we have determined are within the scope of FIN 45.

     Our sales agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer, as well as our modification of the product so it is no longer infringing or, if it cannot be corrected, return of the product for a partial refund that reflects the reasonable value of prior use. Our sales agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in sales agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

     We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. We also warrant that for one year after shipment, all hardware will be free from defects in materials and workmanship under normal authorized use, consistent with the instructions contained in the product documentation. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant recurring expense under our product or service warranties and hardware warranties are covered by the manufacturer warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

     Payments for certain operating leases for our office space are secured by collateralized standby letters of credit totaling $11.3 million at September 30, 2003. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013. The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation. Each standby letter of credit is collateralized by securities. At September 30, 2003, $14.1 million of commercial paper investments are pledged as collateral and are shown on the balance sheet as restricted cash.

     In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. On October 8, 2003, the FASB agreed to defer the effective date of FIN 46 to December 31, 2003. The previous rule required adoption as of July 1, 2003. The adoption of the new accounting standard is not expected to have a material impact on our financial position, results of operations or liquidity.

Note 2. Income Taxes

     The Company recorded tax provisions of $3.0 million and $4.0 million for the three-month periods ended September 30, 2003 and 2002, respectively and tax provisions of $9.3 million for both the nine months ended September 30, 2003 and 2002. While income tax expense was recorded on domestic income, the amount of domestic taxes payable was reduced by deductions related to the employee exercise of stock options in current and prior periods. The tax benefit of these deductions was recorded as additional paid-in-capital. Taxes paid generally relate to foreign operations and certain state taxes for which net operating loss deductions have been suspended.

     The effective tax rate was approximately 38% and 39% for the quarters ended September 30, 2003 and 2002, respectively and 38% and 40% for the nine-month periods ended September 30, 2003 and 2002, respectively. The effective rates differ from the statutory rates due primarily to the impact of acquisition related intangibles that are not deductible for income tax purposes.

     As of September 30, 2003, ISS had a net operating loss carryforward of approximately $32.0 million. The tax benefit of this carryforward will be recorded as additional paid-in-capital as realized. There are also approximately $6.9 million of research and development tax credit carryforwards that expire between 2011 and 2022 and foreign tax credit carryforwards of $2.5 million that expire in 2006 and 2007.

Note 3. Business Acquisition

     In August 2002, Internet Security Systems KK (“ISS KK”), the Company’s Asia/Pacific subsidiary, acquired a primary ISS KK distributor in Singapore, TriSecurity Holdings Pte Ltd. During the first quarter of 2003, ISS KK amended its agreement with TriSecurity Holdings Pte Ltd. and agreed to make payment of 245 shares of ISS KK stock in each of the first quarters of 2004 and 2005, relating to the annual contingent consideration payments defined in the 2002 purchase agreement. The additional consideration of $626,000, based on current fair market value of the shares, was recorded as additional goodwill and additional paid-in-capital during the first quarter of 2003. When such shares are actually issued, a gain or loss will be recognized to the extent of any difference between the $626,000 fair value of the shares to be issued and the book value of those shares, in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary.

Note 4. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$5,035	$6,341	$15,288	$13,835
Change in cumulative translation adjustment	2,635	(903)	3,352	1,506

Comprehensive income	$7,670	$5,438	$18,640	$15,341

Note 5. Income per Share

     The computation of net income per share is as follows (amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic net income per share:
Net income	$5,035	$6,341	$15,288	$13,835
Weighted average number of common shares outstanding during the period	49,142	48,393	49,123	48,080

Basic net income per share	$0.10	$0.13	$0.31	$0.29

Diluted net income per share:
Net income	$5,035	$6,341	$15,288	$13,835
Weighted average number of common shares outstanding during the period	49,142	48,393	49,123	48,080
Dilutive stock options	742	462	650	785

Total shares for purpose of calculating diluted net income per share	49,884	48,855	49,773	48,865

Diluted net income per share	$0.10	$0.13	$0.31	$0.28

Note 6. Segment and Geographic Information

     ISS conducts business in one operating segment, providing information security management solutions. The Company does, however, prepare information for internal use on a geographic basis. This information consists of the operating results of each geographic segment. The segment operating costs reported internally generally consist of direct sales expenses, expenses related to an executive team and related infrastructure, billing systems and financial systems. Unallocated corporate expenses include research and development, general and administrative costs that support the global organization and amortization of intangibles and stock-based compensation.

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

     The following table presents ISS’s revenues, operating expenses and operating income (loss) by reportable operating segment (in thousands):

		As of and for the three months ended
	September 30, 2003

	Americas	EMEA	Asia/Pac	Unallocated	Total

Revenues from external customers:
Product licenses and sales	$16,853	$4,584	$4,108	$—	$25,545
Subscriptions	20,600	5,044	2,567	—	28,211
Professional services	3,621	1,277	1,433	—	6,331

Total revenue	41,074	10,905	8,108	—	60,087
Cost of revenues:
Product licenses and sales	1,779	276	352	—	2,407
Subscriptions and professional services	8,070	1,634	2,080	—	11,784

Total cost of revenues	9,849	1,910	2,432	—	14,191
Operating expenses	14,419	4,885	1,809	17,241	38,354

Total expenses	24,268	6,795	4,241	17,241	52,545
Segment operating income (loss)	$16,806	$4,110	$3,867	$(17,241)	$7,542

Accounts receivable, net	$36,499	$10,455	$10,551	$—	$57,505

		As of and for the three months ended
	September 30, 2002

	Americas	EMEA	Asia/Pac	Unallocated	Total

Revenues from external customers:
Product licenses and sales	$20,513	$4,174	$5,463	$—	$30,150
Subscriptions	18,494	3,325	2,334	—	24,153
Professional services	5,203	1,158	1,104	—	7,465

Total revenue	44,210	8,657	8,901	—	61,768
Cost of revenues:
Product licenses and sales	1,915	—	13	—	1,928
Subscriptions and professional services	8,571	2,046	2,149	—	12,766

Total cost of revenues	10,486	2,046	2,162	—	14,694
Operating expenses	15,847	5,502	2,431	15,936	39,716

Total expenses	26,333	7,548	4,593	15,936	54,410
Segment operating income (loss)	$17,877	$1,109	$4,308	$(15,936)	$7,358

Accounts receivable, net	$42,561	$9,897	$10,644	$—	$63,102

		As of and for the nine months ended
	September 30, 2003

	Americas	EMEA	Asia/Pac	Unallocated	Total

Revenues from external customers:
Product licenses and sales	$51,908	$13,796	$10,454	$—	$76,158
Subscriptions	61,168	14,112	7,755	—	83,035
Professional services	12,139	3,335	3,998	—	19,472

Total revenue	125,215	31,243	22,207	—	178,665
Cost of revenues:
Product licenses and sales	4,782	353	517	—	5,652
Subscriptions and professional services	24,606	5,428	6,637	—	36,671

Total cost of revenues	29,388	5,781	7,154	—	42,323
Operating expenses	43,194	15,029	5,061	50,741	114,025

Total expenses	72,582	20,810	12,215	50,741	156,348
Segment operating income (loss)	$52,633	$10,433	$9,992	$(50,741)	$22,317

Accounts receivable, net	$36,499	$10,455	$10,551	$—	$57,505

		As of and for the nine months ended
	September 30, 2002

	Americas	EMEA	Asia/Pac	Unallocated	Total

Revenues from external customers:
Product licenses and sales	$61,635	$13,038	$15,877	$—	$90,550
Subscriptions	51,918	9,007	6,338	—	67,263
Professional services	15,063	3,959	3,341	—	22,363

Total revenue	128,616	26,004	25,556	—	180,176
Cost of revenues:
Product licenses and sales	5,544	—	55	—	5,599
Subscriptions and professional services	26,200	6,407	6,030	—	38,637

Total cost of revenues	31,744	6,407	6,085	—	44,236
Operating expenses	49,053	14,664	6,652	48,600	118,969

Total expenses	80,797	21,071	12,737	48,600	163,205
Segment operating income (loss)	$47,819	$4,933	$12,819	$(48,600)	$16,971

Accounts receivable, net	$42,561	$9,897	$10,644	$—	$63,102

Note 7. Commitments and Contingencies

     The Company and certain of its officers and directors were named as defendants in a consolidated amended complaint that was filed in the United States District Court for the Northern District of Georgia on October 9, 2002. The lawsuit purports to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001 (the “Class Period”). The lawsuit alleges violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The complaint generally alleges that the Company and the individual defendants violated the anti-fraud provisions of the federal securities laws and caused the Company’s stock to trade at artificially high prices by making misrepresentations relating to the Company’s financial condition and prospects during the Class Period. The complaint seeks damages in an unspecified amount. On September 3, 2003, the court dismissed the consolidated amended complaint. The plaintiffs have moved the court to reconsider its dismissal order and to grant them leave to amend their complaint. The Company and the individual defendants have opposed those motions. The court has not yet ruled. The Company believes that the court’s order dismissing the action was appropriate and further that the Company has meritorious defenses and intends to continue defending the action vigorously.

INTERNET SECURITY SYSTEMS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical financial information, the matters discussed in this Quarterly Report on Form 10-Q may be considered “forward-looking” statements. Such statements include declarations regarding our current intent, belief or expectations. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results may differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors in this Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission and available at the SEC’s Website at www.sec.gov.

Overview

     We are a global leader in information security solutions that protect online business operations from attack and misuse. Our proactive solutions secure networks, servers, desktops and applications against an ever-changing spectrum of threats. We offer a comprehensive line of software and appliance products, a centralized management environment and a full suite of online security services designed specifically for the enterprise, service provider and risk management markets. Our protection solutions are based on a unified engine that identifies and blocks a full spectrum of threats in a single packet examination, eliminating the redundancy of multiple stand-alone security products and delivering maximum value for our customers.

     Our wide range of proactive protection solutions spans networks, servers, desktops and applications, and center around the need for comprehensive, rapidly deployable and cost-effective detection, prevention and response against Internet attacks and misuse or internal security policy violations. When properly used, these products and services promote the confidentiality, privacy, integrity and availability of proprietary business information.

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

     Many factors affect financial performance, and past performance is no assurance of similar future performance. We expect, in the long-term, to continue to expand our domestic and international sales and marketing operations; increase our investment in product development including our proprietary threat and vulnerability database and managed services capabilities; seek acquisition candidates and alliances with partners whose products, technologies or services capabilities are complementary to our solutions; and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. At the same time, we expect to adjust our organization size in light of changing economic conditions and maintain emphasis on controlling discretionary spending and capital expenditures. While we believe in the long-term success of our business solutions, our prospects must be considered in light of the experience, risks and difficulties that are frequently encountered by companies in new and rapidly evolving markets. See “Risk Factors.”

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

Revenue recognition

     We recognize software licence revenue under Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, by SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions, when the following criteria have been met:

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

     License sales of enterprise products are generated both through direct sales to end-users as well as through various partners, including system integrators, value-added resellers and distributors. License revenue is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met, with the sale identified through electronic delivery of a software key that is necessary to operate the product. At the point of key delivery, the end-user has no right of return.

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

     Our historical rate of return for our software products is negligible. We offer demonstration software available via download from our website that allows potential customers to see the functionality of the products on their own networks. We did not have any transactions in the first nine months of either 2003 or 2002 involving reciprocal arrangements where goods or services were purchased from an organization at the same time that we licensed software or provided services to that organization.

Allowance for doubtful accounts

     Our sales are global, with customers located in the United States, Europe, Latin America and the Asia/Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At September 30, 2003, the allowance for doubtful accounts totaled $3.5 million, or 5.7%, of the $61.0 million of total trade receivables.

     While actual credit losses have historically been within the provisions established based on management’s expectations, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     We currently have intangible assets related to goodwill of approximately $201 million, with $195 million related to our June 2001 acquisition of Network ICE. The determination of whether or not this asset is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based on forecasted discounted cash flows through 2006 and on our stock market valuation. Neither method indicated that our goodwill had been impaired and as a result, we did not record any impairment losses related to goodwill during the quarters or nine-month periods ended September 30, 2003 and 2002.

Results of Operations

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Consolidated Statements of Operations Data:
Product licenses and sales	43%	49%	43%	50%
Subscriptions	47%	39%	46%	37%
Professional services	10%	12%	11%	13%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Product licenses and sales	4%	3%	3%	3%
Subscriptions and professional services	20%	21%	21%	22%

Total cost of revenues	24%	24%	24%	25%
Research and development	17%	14%	17%	14%
Sales and marketing	35%	38%	35%	39%
General and administrative	9%	10%	9%	10%
Amortization of intangibles and stock-based compensation	2%	2%	2%	2%

Total costs and expenses	87%	88%	87%	90%

Operating income	13%	12%	13%	10%

Revenues

Product licenses and sales

     Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, represented 43% of total revenues for the three month period ended September 30, 2003 and 49% for the corresponding period in 2002. Product licenses and sales represented 43% for the nine months ended September 30, 2003 and 50% for the comparable period of 2002. We believe that the general economic slowdown in information technology spending contributed to the decrease in product licenses and sales.

     In the second quarter of 2003, we began to ship our first network protection appliance, the Proventia A series, to customers. Proventia appliances feature unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. They are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective. Revenues from our Proventia appliance represented 14% of total revenues in the third quarter of 2003 and 7% of total revenues for the nine months ended September 30, 2003. We have also announced plans to ship the Proventia G series and Proventia M series of appliances, with different functionality, in the fourth quarter of 2003 with enhancements planned for 2004.

     Our present product roadmap focuses our development on product offerings and enhancements providing more central control and manageability, easier deployment and more refined information. We expect that this focus will make our products more cost effective to implement and maintain and will increase the future level of product licenses and sales.

Subscriptions

     Subscriptions revenue represented 47% of total revenues in the three months ended September 30, 2003 increasing from 39% of total revenues in the three months ended September 30, 2002. For the nine months ending September 30, 2003, subscriptions revenue increased to 46% from 37% in the nine months ended September 30, 2002. Subscriptions revenue consists of product content and support, term licenses of product usage and security-monitoring fees for managed services offerings. The increase in subscriptions revenue as a percentage of total revenues was primarily due to an increase in product content and support revenues, the largest component, which grew from 27% of total revenues in the three months ended September 30, 2002 to 32% in the comparable period of 2003 and from 26% for the nine months ended September 30, 2002 to 31% in the comparable period of 2003. Product content and support includes software updates, technical support and security content, including advisory updates from the X-Force, our internal team of security experts, and hardware support of our Proventia appliances. We continue to increase our software client base that generates product content and support revenues, through a combination of contracts associated with new product licenses and renewal of existing contracts.

     Managed services revenue accounted for 12% of total revenues for the quarter ended September 30, 2003, as compared with 8% in the corresponding period of 2002. On a year-to-date basis, managed services revenue has increased from 7% of total revenues in 2002 to 11% of total revenues in 2003. We believe these increases are due to a strong demand in the market for proven, financially sound, managed security service providers. We are marketing managed services both directly to end users and through partners, including a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers. We also expect sales of managed services to continue to increase as a percentage of total revenues as we focus our efforts on marketing new, innovative offerings, such as our Managed Protection Services, to new and existing customers. Managed Protection Services is a premium service combining vulnerability assessment, managed protection, and other professional services.

Professional services

     Professional services revenue represented 10% of total revenues in the three months ended September 30, 2003 as compared with 12% in the corresponding period of 2002. For the nine months ended September 30, 2003, professional services revenue was 11% of total revenues, decreasing from 13% in the corresponding period of 2002. We believe that entities continue to curtail costs and limit spending of discretionary dollars on professional services in current economic times, which resulted in flat to lower levels of demand for these services. In addition, we have a strategy that promotes professional services through our system integrator and channel partner relationships.

     Although we continue to offer training classes at our Atlanta headquarters and customers’ premises, our primary focus is to deliver course materials to our customers through authorized training centers.

Geographic regions

     Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Americas	69%	72%	70%	71%
EMEA	18%	14%	18%	15%
Asia/Pacific Rim	13%	14%	12%	14%

     Revenues in EMEA benefited from volume growth combined with a strengthening currency in both the three and nine-month periods ended September 30, 2003, since products are primarily sold in the Euro currency. Asia/Pacific Rim revenue decreased to 13% of total revenues in the three months ended September 30, 2003 and to 12% in the nine months ended September 30, 2003. While these are decreases from 14% in the corresponding periods of 2002, there had been a continued increase each quarter from 10% in the fourth quarter of 2002. Asia/Pacific Rim experienced difficult economic conditions in portions of the region beginning in the latter part of 2002, which have continued to a lesser degree throughout 2003. The SARS epidemic had a negative impact in certain markets within the Asia/Pacific Rim region in the second quarter of 2003. The financial data for each segment can be found in Note 6 to the Consolidated Financial Statements.

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

     Costs of product licenses and sales as a percentage of total revenues increased from 3% in the three months ended September 30, 2002 to 4% for the comparable period in 2003. For the nine-month periods ended September 30, 2002 and 2003, costs of product licenses and sales remained flat at 3% of total revenues. An increase was expected with the introduction of the Proventia appliance line in the second quarter of 2003 and we expect the increase in cost of product licenses and sales to continue to increase in future periods as sales of the Proventia appliances increase. On a year-to-date basis, our movement away from the direct sales of third-party products offset the impact of costs related to Proventia.

Cost of subscriptions and professional services

     Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to our professional services and training. These costs as a percentage of total revenues decreased from 21% in the three months ended September 30, 2002 to 20% in the three months ended September 30, 2003 and from 22% to 21% in the nine months ended September 30, 2002 and 2003, respectively.

     Costs associated with our technical support personnel and our security operations centers increased to handle our increasing customer base. As our subscription revenue base increased, we added personnel to handle additional customers under product support agreements and under managed security monitoring services, but at a much lower rate than revenue growth. We gained efficiencies in our security operations centers and restructured our support groups to be more productive. While we continue to seek increased productivity, we do expect to increase costs in absolute dollars, assuming a continued increase in revenues in the future.

     Offsetting this increase of costs associated with our technical support personnel and our security operations centers is a decrease in costs associated with our professional services and education services. Such costs decreased both in absolute dollars and as a percentage of total revenues from the quarter ended September 30, 2002 to the comparable quarter of 2003 and from the nine month period ended September 30, 2002 to the comparable period of 2003. Cost decreases accompanied the decrease in revenues that occurred through a continued narrowing of our consulting offerings to focus on services that directly contribute to our protection platform strategy, the outsourcing of educational training outside of Atlanta to authorized partners, and a decrease in the number of training classes related to third-party products.

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

     Research and development expenses increased in absolute dollars from $8.7 million in the three months ended September 30, 2002 to $10.5 million in the three months ended September 30, 2003. On a year-to-date basis, these costs increased in absolute dollars from $26.1 million in 2002 to $30.3 million in 2003. Research and development expenses represented 17% of total revenues in the three and nine months ended September 30, 2003, and 14% in the three and nine months ended September 30, 2002. These increases in absolute dollars and percentages of total revenues are due to the increases in the number of development personnel focused on our best-of-breed products, such as Proventia, enterprise applications, managed services offerings and research for future product offerings.

     We continue to add functionality to our product family, providing network, server and desktop-based solutions, as well as to our security management applications. In the first nine months of 2003, we released the first of our Proventia series of appliances and provided the following major enhancements to our RealSecure Protection platform:

•	Proventia A Series models (A201, A604 and A1204) - network threat protection for aggregate network bandwidth from 200 Mbps to 1200 Mbps on 1 to 4 network segments.

•	RealSecure Server Sensor 7.0 - assesses host security to detect and report system security weaknesses, and provides intrusion prevention and response;

•	SiteProtector™ Third Party Module 1.0 - allows organizations to automatically collect audit and intrusion detection events from firewalls into SiteProtector’s central management application for analysis in conjunction with RealSecure®, Proventia™, Internet Scanner® and System Scanner™ security events;

•	RealSecure® Desktop 7.0 - provides protection against malicious activity by analyzing application and network (including VPN) behavior on desktops;

•	RealSecure Internet Scanner 7.0 - added improved accuracy and new ease-of-use features to our network assessment solution;

•	RealSecure® SiteProtector™ 2.0 - unifies the management of protection across networks, servers and desktops to increase customers’ ability to effectively detect, prevent and respond to today’s ever-changing spectrum of threats; and

•	RealSecure Fusion version 2.0. - provides additional features that allow customers to automate the processes of security monitoring and correlation of security events against known vulnerabilities.

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

     Sales and marketing expenses were $21.1 million in the three months ended September 30, 2003 and $23.8 million in the corresponding period of 2002. Gaining leverage in sales and marketing has been a key objective for us as evidenced by the decrease in these expenses as a percentage of total revenues from 38% in the three months ended September 30, 2002 to 35% in the three months ended September 30, 2003. The same trend was exhibited on a year-to-date basis as sales and marketing expenses decreased from 39% of total revenues in the nine months ended September 30, 2002 to 35% in the corresponding period of 2003.

     The decrease in absolute dollars in sales and marketing was the result of the changes in headcount along with lower commissions due to the decrease in product license and sales and lower marketing costs. Marketing costs for print and media advertising were lower in the first nine months of 2003 compared to the comparable period of 2002 when we launched our first television and print advertising campaign designed to demonstrate the multitude of threats that can compromise the security of a company’s networks, servers or desktops.

     In areas where revenue demand did not support our cost base, such as Latin America and Europe, we reduced headcount throughout 2002. At the same time, we increased headcount where we believe there are long and near-term opportunities, such as our United States public sector, which handles opportunities on the federal, state and local levels.

     We expect to continue to achieve leverage in our sales efforts by focusing our sales force on large customers that are served either directly by us or through large system integrators. The channel, which includes system integrators, value-added resellers and distributors, continues to be an important source of global revenue for us as we use its capabilities to reach not just departmental and small companies through distributors and resellers, but larger customers through joint selling efforts. We also anticipate an increase in marketing expenditures associated with the introduction of our Proventia line, including a global launch in the fourth quarter of 2003.

General and administrative

     General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.

     General and administrative expenses of $5.4 million in the third quarter of 2003 and $5.9 million in the third quarter of 2002 represented 9% of total revenues in 2003 and 10% in 2002. For the nine months ended September 30, 2003, general and administrative expenses were $16.4 million, or 9%, of total revenues and $18.2 million, or 10%, in the corresponding period of 2002. We continue to look for efficiencies in our administrative processes; in addition, the decrease is impacted by the expenses in the second quarter of 2002 associated with the relocation of our Asia/Pacific Rim headquarters in Tokyo.

Amortization

     We incurred amortization expense related to intangible assets and stock-based compensation of $1.3 million in both the three months ended September 30, 2003 and 2002, and $4.0 million and $4.3 million in the nine months ended September 30, 2003 and 2002, respectively. These intangible assets and stock-based compensation resulted from acquisitions accounted for under the purchase method of accounting and are amortized over their estimated useful lives.

Interest income

     The market rate of interest paid on investment-quality commercial paper and similar investments dropped from approximately 2.0% during the third quarter of 2002 to approximately 1.0% in the third quarter of 2003. As a result, interest income decreased despite an increase in total cash and cash equivalents and interest bearing marketable securities. Specifically, interest income decreased from $877,000 in the quarter ended September 30, 2002 to $610,000 in the comparable quarter of 2003 and from $2.5 million in the nine months ended September 30, 2002 to $2.0 million in the corresponding period of 2003.

Foreign currency exchange gain

     The exchange gains of $28,000 and $145,000 in the three months ended September 30, 2003 and 2002, respectively, and $497,000 and $68,000 in the nine months ended September 30, 2003 and 2002, respectively, are a result of fluctuations in currency exchange rates between the U.S. Dollar and other currencies, primarily the Japanese Yen and the Euro.

Provision for income taxes

     Our effective tax rate was approximately 38% and 39% for the quarters ended September 30, 2003 and 2002, respectively and 38% and 40% for the nine-month periods ended September 30, 2003 and 2002, respectively. The effective rates differ from the statutory rates due primarily to the impact of acquisition related intangibles that are not deductible for income tax purposes.

Liquidity and Capital Resources

     We satisfy our working capital needs and capital equipment needs with cash provided by operations. Net cash provided by operations in the first nine months of 2003 was $35.2 million. The major components of cash flows provided by operating activities in the first nine months of 2003 were net income of $15.3 million, non-cash depreciation and amortization expense charges of $14.8 million and income tax benefit from employee exercises of stock options of $8.1 million.

     Investing activities in the first nine months of 2003 included purchases of equipment totaling $6.7 million as we continue to invest in our corporate infrastructure. The other activities include the purchase of $52.3 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $50.0 million. These assets have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months.

     Our financing activities in the first nine months of 2003 included the purchase of 778,000 shares of our common stock on the open market at an aggregate cost of $9.5 million under our previously announced stock repurchase plan. In July 2003, our Board extended this program through the second quarter of 2004 with authorization to use up to approximately $46 million of cash to repurchase our common stock. Since the inception of the plan, we have purchased 911,000 at an average cost of $12.61 per share. Also, in the first nine months of 2003, the exercise of stock options by our employees and the issuance of common stock through our employee stock purchase plan generated funds of approximately $2.0 million.

     Other than our non-cancelable operating leases for office space, we have no off-balance sheet financing arrangements, any relationships with “structured finance” or “special purpose” entities, or any contractual obligations that would impact our liquidity. Payments for certain operating leases are secured by five collateralized stand-by letters of credit totaling approximately $11.3 million. The stand-by letters of credit are annually renewable over the duration of the applicable leases. We do not anticipate utilizing these stand-by letters of credit to meet any liquidity needs.

     As of September 30, 2003, we had $227.1 million of cash and cash equivalents and marketable securities, consisting primarily of money market accounts and investment grade commercial paper. An additional $14.1 million of commercial paper investments are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted cash. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events or uncertainties that are reasonably likely to result in any significant changes to our liquidity. From time to time we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents and marketable securities. Pending such uses, we will continue to invest our available cash in investment-grade, interest-bearing investments.

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

     We introduced our new Proventia appliance line in April 2003. As a result of our limited history with these products, it may be difficult to plan or project our revenues accurately. The revenue and income potential of these products is unproven and the markets addressed by these products are volatile. If these products fail to gain market acceptance, our revenue could be below our expectations and our operating results could be adversely affected.

Our Future Operating Results Will Likely Fluctuate Significantly

     We cannot predict our future revenues and operating results with certainty. However, we do expect our future revenues and operating results to fluctuate due to a combination of factors, including:

•	the growth in the acceptance of, and activity on, the Internet and the world wide web, particularly by corporate, institutional and government users;

•	the extent to which the public perceives that unauthorized access to and use of online information are threats to network security;

•	the volume and timing of orders, including seasonal trends in customer purchasing;

•	our ability to develop new and enhanced product and managed service offerings and expand our professional services capabilities;

•	the introduction and acceptance rate of ISS branded appliances, including increased cost of goods sold;

•	our ability to accurately forecast and produce demanded quantities of our appliance products and models;

•	reliance on contract manufacturers to produce ISS appliance products;

•	availability of component parts of appliance products;

•	our ability to provide scalable managed services offerings through our partners in a cost effective manner;

•	foreign currency exchange rates that affect our international operations;

•	product and price competition in our markets; and

•	general economic conditions, both domestically and in our foreign markets.

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

Dependence on Third Party Suppliers and Manufacturers

     We currently purchase some Proventia appliance components and contract manufacturing services from single or limited sources. We carry little inventory of our appliance products and we rely on suppliers to deliver necessary components to our contract manufacturer in a timely manner based on the forecasts we provide. If shortages occur, supplies are interrupted, or we under forecast sales of demanded models, we may not be able to deliver products to our customers and our revenue and operating results would be adversely affected. Because our supply of hardware is based on short-term forecasts and purchase orders, our contract manufacturer is not obligated to purchase components for greater quantities over longer periods. We provide six-month forecasts of our demand to our contract manufacturer. If we overestimate our requirements, our contract manufacturer many have excess inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturer may have an inadequate component inventory and, based on lead times, this could interrupt manufacturing and result in delays in shipments and revenues.

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

     Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, represent risks. For example, Symantec Corp., Cisco Systems, Inc., and Network Associates, Inc. have acquired smaller companies that have intrusion detection technologies during the past several years. These acquisitions will make these entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection and response products and managed security services, which increases pricing pressures within our market.

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

Risks Associated with Our Global Operations

     The expansion of our international operations includes our presence in dispersed locations throughout the world, including throughout Europe and the Asia/Pacific and Latin America regions. Our international presence and expansion exposes us to risks not present in our U.S. operations, such as:

•	the difficulty in managing an organization spread over various countries located across the world;

•	compliance with, and unexpected changes in, a wide range of complex regulatory requirements in countries where we do business;

•	duties and tariffs imposed on importation of our products in other jurisdictions where other manufacturers may not bear those same costs;

•	increased financial accounting and reporting burdens and complexities and potentially adverse tax consequences;

•	excess taxation due to overlapping tax structures;

•	fluctuations in foreign currency exchange rates resulting in losses or gains from transactions and expenses denominated in foreign currencies;

•	reduced protection for intellectual property rights in some countries;

•	reduced protection for enforcement of creditor and contractual rights in some countries; and

•	import and export license requirements and restrictions on the import and export of certain technology, especially encryption technology and trade restrictions.

     We rely on distributors extensively in the Asia/Pacific region for the sale and distribution of our products. Further, countries in the Asia/Pacific region, particularly China, Japan and Korea, have experienced weakness in their currency, banking and equity markets. These weaknesses could continue to adversely affect our distributors’ ability to pay us and adversely affect demand for our products in the Asia/Pacific region. Despite these risks, we believe that we must continue to expand our operations in international markets to support our growth. To this end, we intend to establish additional foreign sales operations, expand our existing offices, hire additional personnel, expand our international sales channels and customize our products for local markets. If we fail to execute this strategy, our international sales growth will be limited.

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

Some Provisions in the ISS Certificate of Incorporation and Bylaws Make a Takeover of ISS Difficult

     Our certificate of incorporation and bylaws contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of ISS. These provisions:

•	establish a classified board of directors;

•	create preferred stock purchase rights that grant to holders of common stock the right to purchase shares of Series A Junior Preferred Stock in the event that a third party acquires 20% or more of the voting power of our outstanding common stock;

•	prohibit the right of our stockholders to act by written consent;

•	limit calling special meetings of stockholders; and

•	impose a requirement that holders of 66-2/3% of the outstanding shares of common stock are required to amend the provisions relating to the classification of our board of directors and action by written consent of stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the third quarter of 2003 that materially affected or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2000 and incorporated by reference herein).

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 373-44529 and incorporated by reference herein).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock dated July 24, 2002 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed March 28, 2003 and incorporated by reference herein).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-100954, filed November 1, 2002 and incorporated by reference herein).

4.2	Form of Rights Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 24, 2002 and incorporated by reference herein.

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

4.4	1999 Network ICE Stock Option Plan, incorporated by reference to Exhibit 4.1 to Form S-8, Registration No. 333-62658, filed on June 8, 2001.

4.5	Restated 1995 Stock Incentive Plan (as amended and restated as of May 23, 2001) incorporated by reference to Exhibit 4.2 to Form S-8, Registration No. 333-62658, filed June 8, 2001.

4.6	Netrex, Inc. 1998 Stock Plan incorporated by reference to Exhibit 99.15 to Form S-8, Registration Statement No. 333-89563, filed October 22, 1999.

4.7	vCIS, Inc. 2001 Stock Plan incorporated by reference to Exhibit 4.1 to Form S-8, Registration Statement No. 333-100954, filed November 1, 2002.

10.1	Form of Retention Agreement with CEO and Senior Vice Presidents

11	Computation of Per Share Earnings *

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share”, is provided in Note 5 to the consolidated financial statements in this report

(b) Reports on Form 8-K.

      ISS filed the following reports on Form 8-K during the reporting period:

•	On July 16, 2003 ISS filed a report on Form 8-K relating to a press release regarding its financial results for the quarter ended June 30, 2003 and providing its Business Outlook for the quarter ending September 30, 2003 and fiscal year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.
(Registrant)

Date: November 5, 2003	By /s/ Richard Macchia

Senior Vice President, Finance and Administration
and Chief Financial Officer

By /s/ Maureen Richards

Vice President and Corporate Controller