Form 10-Q
period 2004-03-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2004-05-10
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class of common stock Common stock, $0.001 par value	Number of Shares Outstanding as of April 30, 2004 48,401,000

PAGE
NUMBER
PART I – FINANCIAL INFORMATION
Item 1 Consolidated Financial Statements:
Consolidated Balance Sheets at March 31, 2004 and December 31, 2003
Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003
Notes to Consolidated Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures about Market Risk
Item 4 Controls and Procedures
PART II – OTHER INFORMATION
Item 1 Legal Proceedings
Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 6 Exhibits and Reports on Form 8-K
EX-10.1 AMENDMENTS TO LEASE, ATLANTA HEADQUARTERS
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,397	$184,551
Marketable securities	62,356	53,630
Accounts receivable, less allowance for doubtful accounts of $2,924 and $2,755, respectively	65,301	66,588
Inventory	1,168	750
Prepaid expenses and other current assets	8,382	10,732

Total current assets	285,604	316,251
Property and equipment:
Computer equipment and software	52,483	45,261
Office furniture and equipment	21,530	21,311
Leasehold improvements	21,746	21,674

	95,759	88,246
Less accumulated depreciation	55,738	52,427

	40,021	35,819
Restricted cash and marketable securities	12,760	12,760
Goodwill, less accumulated amortization of $27,381	223,578	201,303
Other intangible assets, less accumulated amortization of $15,243 and $13,499, respectively	24,532	9,728
Other assets	7,527	5,421

Total assets	$594,022	$581,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,654	$5,145
Accrued expenses	24,196	26,092
Deferred revenues	69,768	61,129
Other current liabilities	1,297	—

Total current liabilities	100,915	92,366
Other non-current liabilities	5,601	2,573
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 50,241,000 and 49,841,000 issued, respectively	50	50
Additional paid-in capital	482,950	475,062
Deferred compensation	(4,687)	(92)
Accumulated other comprehensive income	6,673	7,452
Retained earnings	27,471	22,251
Treasury stock, at cost (1,683,000 and 1,310,000 shares, respectively)	(24,951)	(18,380)

Total stockholders’ equity	487,506	486,343

Total liabilities and stockholders’ equity	$594,022	$581,282

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues:
Product licenses and sales	$28,785	$26,264
Subscriptions	32,842	26,898
Professional services	5,437	6,291

	67,064	59,453
Costs and expenses:
Cost of revenues:
Product licenses and sales	4,108	1,441
Subscriptions and professional services	11,673	12,348

Total cost of revenues	15,781	13,789
Research and development	11,251	9,671
Sales and marketing	24,354	21,176
General and administrative	6,251	5,540
Amortization of other intangibles and stock-based compensation	1,774	1,404

	59,411	51,580
Operating income	7,653	7,873
Interest income	528	643
Minority interest	(127)	(88)
Other income, net	57	24
Foreign currency exchange gain	77	244

Income before income taxes	8,188	8,696
Provision for income taxes	2,968	3,334

Net income	$5,220	$5,362

Basic net income per share of Common Stock	$0.11	$0.11

Diluted net income per share of Common Stock	$0.10	$0.11

Weighted average shares:
Basic	48,646	49,539

Diluted	50,133	49,963

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Operating activities
Net income	$5,220	$5,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,311	3,537
Amortization of other intangibles and stock-based compensation	1,774	1,404
Accretion of discount on marketable securities	(21)	90
Minority interest	127	88
Deferred compensation expense	332	—
Income tax benefit from exercise of stock options	2,271	2,783
Gain on issuance of subsidiary stock	(74)	(47)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	2,049	6,393
Inventory	(418)	459
Prepaid expenses and other assets	259	(1,271)
Accounts payable and accrued expenses	(2,222)	(1,230)
Other current liabilities	714	—
Deferred revenues	6,154	(1,476)

Net cash provided by operating activities	19,476	16,092
Investing activities
Acquisitions, net of cash received	(33,991)	—
Purchases of marketable securities	(20,221)	(14,366)
Net proceeds from maturity of marketable securities	11,516	21,966
Release of restricted cash and marketable securities	—	565
Purchases of property and equipment	(7,061)	(1,373)
Net proceeds from issuance of subsidiary stock	113	69

Net cash provided by (used in) investing activities	(49,644)	6,861
Financing activities
Proceeds from exercise of stock options	533	101
Proceeds from employee stock purchase plan	750	823
Purchases of treasury stock	(6,571)	(1,776)

Net cash used in financing activities	(5,288)	(852)
Foreign currency impact on cash	(698)	(308)

Net increase (decrease) in cash and cash equivalents	(36,154)	21,793
Cash and cash equivalents at beginning of period	184,551	148,317

Cash and cash equivalents at end of period	$148,397	$170,110

Supplemental cash flow disclosure
Income taxes paid	$1,176	$465

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items, necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated.

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

Goodwill and Intangibles

     Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$250,959	$(27,381)	$228,684	$(27,381)

Amortized intangible assets:
Core technology	3,853	(2,641)	3,853	(2,521)
Developed technology	33,839	(11,075)	17,808	(9,576)
Customer relationships	2,083	(1,527)	1,566	(1,402)

Total	$39,775	$(15,243)	$23,227	$(13,499)

     The changes in the carrying amounts of goodwill and other intangibles from December 31, 2003 to March 31, 2004 were primarily a result of the purchase of Cobion AG (“Cobion”) (see Note 3) and additional consideration related to a 2002 acquisition of TriSecurity Holdings Pte Ltd., resulting in approximately $22.3 million of goodwill and $16.5 million of other intangibles being recorded during the first quarter of 2004. The remaining fluctuation is the result of currency translation adjustments.

     The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, three to six years for work force and three years for customer relationships. Amortization expense of intangible assets is as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Core technology	$120	$120
Developed technology	1,499	890
Work force	—	109
Customer relationships	125	129

Total	$1,744	$1,248

     The estimated future amortization expense of intangible assets as of March 31, 2004 is as follows (in thousands):

Amount
Year ending December 31,
2004	$5,437
2005	7,171
2006	5,063
2007	3,131
2008	3,108

Total	$23,910

Stock-Based Compensation

     Statement of Financial Accounting Standard 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has elected the pro forma disclosure alternative of SFAS 123.

     Although SFAS 123 allows the Company to continue to follow APB 25 guidelines, the following table shows pro forma net loss and pro forma net loss per share for the periods indicated as if the Company had adopted SFAS 123. The following table illustrates the effect on net income per share if the provisions of SFAS 123 had been applied. The pro forma impact of applying SFAS 123 as illustrated below will not necessarily be representative of the pro forma impact in future years. Pro forma information is as follows (amounts in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Net income, as reported	$5,220	$5,362
Pro forma stock compensation expense computed under the fair value method, net of income taxes	(6,422)	(6,684)

Pro forma net loss	(1,202)	(1,322)

Basic net income per share of Common Stock, as reported	$0.11	$0.11

Diluted net income per share of Common Stock, as reported	$0.10	$0.11

Pro forma basic and diluted net loss per share of Common Stock	$(0.02)	$(0.03)

     In the first quarter of 2004, 280,000 restricted shares were issued to officers and certain key employees of ISS. These shares shall vest in two installments: 50% will vest two years from the grant date, and the remaining 50% will vest three years from the grant date. Upon issuance of restricted shares, unearned compensation is recorded in stockholders’ equity as deferred compensation equal to the market value of the restricted shares and is recognized as compensation expense ratably over the vesting periods, as applicable. Total compensation expense for restricted stock awards, including the expense for 13,000 restricted shares issued to directors in 2003, amounted to $385,000 in the first quarter of 2004.

Recently Issued Accounting Standards

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued Financial Interpretation No. 46-R, “Consolidation of Variable Interest Entities” (“FIN 46-R”), which represents a revision to FIN No. 46. The provisions of FIN 46-R are effective for interests in variable interest entities as of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial position, results of operations or liquidity as the Company did not have any variable interest entities that required consolidation or disclosure under FIN 46 or FIN 46-R.

Note 2. Income Taxes

     The Company recorded tax provisions of $3.0 million and $3.3 million for the three-month periods ended March 31, 2004 and 2003, respectively. While income tax expense was recorded on domestic income, the amount of domestic taxes payable was reduced by deductions related to the employee exercise of stock options in current and prior periods. The tax benefit of these deductions was recorded as additional paid-in-capital. Taxes paid generally relate to foreign operations and certain state taxes for which net operating loss deductions have been suspended.

     The effective tax rate was approximately 36% and 38% for the quarters ended March 31, 2004 and 2003, respectively. The effective rates differ from the statutory rates due primarily to the impact of acquisition related intangibles that are not deductible for income tax purposes.

     As of March 31, 2004, ISS had a net operating loss carryforward of approximately $14.6 million related to US operations. The tax benefit of this carryforward will be recorded as additional paid-in-capital as realized. There are also approximately $8.0 million of research and development tax credit carryforwards that expire between 2011 and 2023 and foreign tax credit carryforwards of $2.9 million that expire between 2006 and 2008.

     In addition, Cobion, which was acquired by ISS in January 2004, has a net operating loss carryforward of approximately $9.1 million. The tax value of this loss has been recorded as a deferred tax asset and the Company will not recognize a provisional benefit as this loss is utilized.

Note 3. Business Acquisition

     On January 14, 2004, ISS acquired Cobion, a privately held company based in Kassel, Germany. Cobion provides content filtering and anti-spam technology that protects individuals and enterprises against unwanted Web content, spam, misuse of information and lost productivity. The Company intends to continue to sell the Cobion product on a stand-alone basis as well as include the technology in the Company’s multi-function Proventia appliance in 2004.

     Total cash consideration for all of the outstanding shares of Cobion and the acquisition related fees was approximately $33.5 million. The Company adopted a plan to restructure Cobion whereby certain Cobion employees will be terminated over a six-month period following the acquisition. As a result, acquisition costs included the accrual of $172,000 of severance costs associated with these terminations. As of March 31, 2004, the Company had not yet paid out any severance. The Company will begin paying out severance against this accrual in the second quarter of 2004.

     The operating results of Cobion are included in the consolidated financial statements of ISS from the date of acquisition. The adjusted aggregate purchase price was allocated based on a valuation report of the Cobion intangibles as follows (in thousands):

Net tangible liabilities of Cobion	$(2,705)
Developed technology	16,030
Customer relationships	516
Deferred income taxes	(2,655)

Goodwill	22,328

$33,514

     The Company will amortize these intangible assets over their estimated useful lives of five years for developed technology and three years for customer relationships.

     The tangible assets of Cobion acquired in the merger consisted primarily of cash, accounts receivable and fixed assets. The liabilities of Cobion assumed in the merger consisted primarily of accounts payable, accrued expenses and deferred revenue.

     The following summarizes the unaudited pro forma results of operations of the Company for the first quarter of 2003, assuming the acquisition of Cobion was concluded as of the beginning of 2003: (i) revenues of $59.7 million, (ii) net income of $4.0 million and (iii) basic and diluted net income per share of Common Stock of $.08. Net income and basic and diluted net income per share of Common Stock have been adjusted to reflect the amortization of intangibles. Unaudited pro forma results are not included for the corresponding period of 2004, as the impact of the acquisition would have been immaterial to the consolidated results of operations. This pro forma information is not necessarily indicative of what combined operations would have been if ISS had control of Cobion from the beginning of 2003.

     In August 2002, Internet Security Systems KK (“ISS KK”), acquired privately held TriSecurity Holdings Pte Ltd. (“TriSecurity”), a primary ISS KK distributor in Singapore. During the first quarter of 2003, ISS KK amended the agreement and agreed to make payment of 245 shares of ISS KK in each of the first quarters of 2004 and 2005, relating to annual contingent consideration payments defined in the 2002 purchase agreement. Due to regulatory issues, the agreement was amended prior to the 2004 payment to make the 2004 and 2005 payments in cash in lieu of shares. Additional consideration of $498,000 was paid in February 2004 based on the fair market value of the 245 shares, and is reflected as additional goodwill at March 31, 2004.

Note 4. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Net income, as reported	$5,220	$5,362
Change in cumulative translation adjustment	(779)	(349)

Comprehensive income	$4,441	$5,013

Note 5. Income per Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Numerator:
Net income	$5,220	$5,362

Denominator:
Denominator for basic net income per share — weighted average shares	48,646	49,539
Effect of dilutive stock options	1,487	424

Denominator for diluted net income per share — weighted average shares	50,133	49,963

	Three months ended
	March 31,
	2004	2003
Basic net income per share	$0.11	$0.11

Diluted net income per share	$0.10	$0.11

Note 6. Segment and Geographic Information

     ISS conducts business in one operating segment; providing information security management solutions. The Company does, however, prepare operating results for internal use on a geographic basis. These geographical based operating costs consist of direct sales expenses, infrastructure to support its employee and customer and partner base, supporting billing and financial systems and a management team. Corporate expenses that are not charged directly to the other segments include research and development, general and administrative costs that support the global organization, amortization of intangibles, stock-based compensation and goodwill and costs that are one-time in nature, such as acquired in-process research and development.

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

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has included a summary of the segment financial information reported internally. The geographic segments are the Americas, Europe, Middle East and Africa (“EMEA”), and the Asia/Pacific region.

     The following table presents ISS’s revenues, operating expenses and operating income (loss) by reportable geographic segment (in thousands):

	As of and for the three months ended
	March 31, 2004
	Americas	EMEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$16,979	$7,129	$4,677	$—	$28,785
Subscriptions	22,784	6,591	3,467	—	32,842
Professional services	3,174	889	1,374	—	5,437

Total revenue	42,937	14,609	9,518	—	67,064
Cost of revenues:
Product licenses and sales	2,476	851	781	—	4,108
Subscriptions and professional services	7,812	1,261	2,600	—	11,673

Total cost of revenues	10,288	2,112	3,381	—	15,781
Operating expenses	15,423	6,995	1,936	19,276	43,630

Total expenses	25,711	9,107	5,317	19,276	59,411
Segment operating income (loss)	$17,226	$5,502	$4,201	$(19,276)	$7,653

Accounts receivable, net	$39,790	$13,305	$12,206	$—	$65,301

Property and equipment, net	$31,998	$1,807	$6,216	$—	$40,021

	As of and for the three months ended
	March 31, 2003
	Americas	EMEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$18,053	$4,964	$3,247	$—	$26,264
Subscriptions	20,134	4,177	2,587	—	26,898
Professional services	3,989	1,037	1,265	—	6,291

Total revenue	42,176	10,178	7,099	—	59,453
Cost of revenues:
Product licenses and sales	1,416	—	25	—	1,441
Subscriptions and professional services	8,235	1,952	2,161	—	12,348

Total cost of revenues	9,651	1,952	2,186	—	13,789
Operating expenses	14,288	5,090	1,798	16,615	37,791

Total expenses	23,939	7,042	3,984	16,615	51,580
Segment operating income (loss)	$18,237	$3,136	$3,115	$(16,615)	$7,873

Accounts receivable, net	$27,966	$12,267	$10,074	$—	$50,307

Property and equipment, net	$31,998	$1,807	$6,216	$—	$40,021

Note 7. Commitments and Contingencies

     The Company and certain of its officers and directors were named as defendants in a consolidated amended complaint that was filed in the United States District Court for the Northern District of Georgia on October 9, 2002. The lawsuit purported to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001 (the “Class Period”). The lawsuit alleged violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The complaint sought damages in an unspecified amount. On September 3, 2003, the court dismissed, with prejudice, the consolidated amended complaint. The plaintiffs moved the court to reconsider its dismissal order and to grant them leave to amend their complaint. The court denied the plaintiffs’ motion on April 13, 2004 and the plaintiffs have until May 13, 2004 to appeal the order dismissing the consolidated amended complaint.

Note 8. Exit or Disposal Activities

     In the fourth quarter of 2003, the Company committed to a plan of cost reduction and exit activities through the closing of its engineering operations in Reading, U.K. and Sydney, Australia. The Reading office was closed effective November 30, 2003 and all costs associated with the closing of this facility were charged to expense in 2003. The Sydney office will remain open through the first half of 2004, with a small number of key employees. The costs of severance associated with terminated employees were expensed in 2003.

     The following is a summary of the exit costs associated with engineering operations and managed services (in thousands):

	One-time
	termination	Contract
	benefits	termination	Other	Total
Accrual at December 31, 2003	$152	$184	$31	$367
Cash payments	(152)	(7)	(23)	(182)

Accrual at March 31, 2004	$—	$177	$8	$185

     One-time termination benefits consisted of severance and benefits for involuntarily terminated employees. The contract termination costs include costs for remaining lease payments on vacated facilities and costs associated with vacating the facility. Other costs consisted primarily of write-off of abandoned fixed assets and the write-off of leasehold improvements related to the vacated facilities. The Company expects to utilize the balance of the exit costs by June 30, 2004.

INTERNET SECURITY SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (“SEC”).

     Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict”, “expect”, “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and those otherwise described from time to time in our Securities and Exchange Commission reports filed after this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to ISS on the date hereof. We assume no obligation (except where required by law) to update any forward-looking statements for any events or circumstances occurring after the date of this Form 10-Q.

Overview

     We protect gateways, networks, servers and desktops against an ever-changing spectrum of threats, with a comprehensive line of products and services designed specifically for the enterprise, service provider, risk management, small business and consumer markets. These threat protection solutions go beyond basic access control to deliver multiple layers of defense that detect, prevent and respond to threats prior to those threats causing damage to our customers’ business operations.

     Our family of products is a critical element of an active Internet and networking security program within today’s world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. Prior to 2003, our products were exclusively software, providing intrusion detection and vulnerability assessment solutions. In 2003, we began to sell a new line of products called Proventia, which includes an appliance pre-loaded and configured with our network-based software solutions for intrusion detection and in-line intrusion prevention. Initial customer response has been positive, with this line representing 49% of product and license sale revenues for the first quarter of 2004. We believe this new product line is critical to our product sales growth and the ongoing subscription revenues associated with such sales.

     In the fourth quarter of 2003, our product offerings expanded to include multi-function Proventia appliances that include firewall, virtual private network (“VPN”), and anti-virus protection in addition to intrusion protection. We expect to add content filtering and anti-spam to this product line in the second quarter of 2004. We believe this expanded product offering significantly increases our market opportunity as well as our risk from broader competition. While there were increasing levels of sales of this product since being introduced in December 2003, our expectations for future revenue growth are dependent on successfully penetrating both our existing intrusion protection market and new network security markets with this multi-function appliance. This product also has a different pricing model than our traditional pricing models and results in a more significant portion of the sales price being deferred and recognized as subscription revenues over a specified term.

     Our managed services offerings currently provide remote management of our best-of-breed security technology, focusing on security assessment and intrusion detection systems, and include firewalls, VPNs, anti-virus and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers’ needs and providing professional and managed services. In an effort to create differentiation, we emphasize the management of our own products, which has allowed us to announce a new offering in early 2004 called managed protection services. We expect this new service to provide guaranteed protection to customers who meet the requirements of the program. The program provides for a fixed cash payment if the protection system is compromised by an exploit for which protection is guaranteed. We will use historical experience to determine potential payouts under this program and accrue such in accordance with current accounting requirements. Since the program has just begun, there are no required accruals as of March 31, 2004.

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

Revenue recognition

     We recognize revenue in the following three categories:

-	Product licenses and sales, which include revenue from sales of perpetual software licenses and products;

-	Subscription revenues, which include product support and content updates, term licenses, and managed service arrangements; and

-	Professional services revenues, which includes fee-based service engagements and training.

     We recognize software license revenue under Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions, when the following criteria have been met:

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

Subscription revenues

     Renewable product support and content updates are separate components of product licenses and sales. Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally 12 months. We generally invoice for product support, content updates and term licenses at the beginning of the term and recognize revenue ratably over the subscription term. Security monitoring and management services for information assets and systems are part of managed services and associated revenues are recognized and billed as such services are provided.

     Historically, our appliance and software sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the license or product amount. With the introduction of our Proventia multi-function appliances, we expect to significantly alter this ratio, as the majority of the initial price paid by the customer will be for content provided for a specified term. This will result in the subscription component being recorded initially in deferred revenues and recognized over the term as subscription revenue.

Professional services revenues

     Service engagements are typically billed on either a fixed fee or time-and-materials basis and primarily consist of security assessments of customer networks and the development of customers’ security policies. These offerings are intended to support our goal of providing products and managed services. We prefer to have our partners provide these services where practical. We recognize such professional services revenues as the related services are rendered.

     Multiple element arrangements can include any combination of our products and services listed above. When some elements are delivered prior to others in an arrangement, all revenue is deferred until the delivery of the last element unless all of the following exist:

-	vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements;

-	the functionality of the delivered elements is not dependent on the undelivered elements; and

-	delivery of the delivered elements represents the culmination of the earnings process.

     When these criteria have been met, we allocate revenue to the delivered software product using the residual method. Under the residual method, we allocate discounts inherent in the arrangement entirely to the product that is initially delivered and recognize the other elements as they are delivered based on the VSOE, which is typically determined by the company selling those elements separately.

     Our historical rate of product returns by customers of our products is negligible. We offer evaluation software available via download from our website and evaluation units for appliance-based products that allow potential customers to see the functionality of the products on their own networks.

Allowance for doubtful accounts

     Our sales are global, with customers located in the United States, Europe, Middle East, Latin America and Asia/Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At March 31, 2004, the allowance for doubtful accounts totaled $2.9 million, or 4.3% of the $68.2 million of total trade receivables. This 4.3% allowance percentage of receivables reflects our practice to leave accounts on our general ledger and provide reserves pending final resolution of collectibility rather than write-off such accounts. During the first quarters of 2004 and 2003, we incurred bad debt expense of $289,000 and $412,000 respectively.

     While actual credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of goodwill and other long-lived and intangible assets

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

     We currently have goodwill and other acquisition related intangibles of approximately $248 million, with $195 million of goodwill related to our June 2001 acquisition of Network ICE Corporation (“Network ICE”) and $22 million of goodwill related to the January 2004 acquisition of Cobion. The determination of whether or not goodwill is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based on forecasted discounted cash flows through 2007 and on our stock market valuation. Neither method indicated that our goodwill had been impaired and, as a result, we did not record any impairment losses related to goodwill during the quarter ended March 31, 2004. Other intangibles of approximately $25 million are principally acquired technology from the Network ICE and Cobion acquisitions that are a primary component in our current product offerings.

Acquisitions

     We believe that our total solutions approach will positively impact our revenue. This includes our products, managed services offerings, and product content and support. While we expect the expansion of these product and service offerings to originate primarily from internal development, our strategy includes acquiring products, technologies and service capabilities that fit within our strategy and could potentially accelerate the timing of the commercial introduction of such products and technologies.

     On January 14, 2004, we acquired Cobion, a privately held company based in Kassel, Germany. Cobion provides content filtering and anti-spam technology that protects individuals and enterprises against unwanted Web content, spam, misuse of information and lost productivity. We intend to continue to sell the Cobion product on a stand-alone basis as well as include the technology in our multi-function Proventia appliance in 2004.

     ISS paid cash of approximately $33.5 million for all of the outstanding shares of Cobion and the acquisition related fees. We also adopted a plan to restructure Cobion whereby certain Cobion employees will be terminated over a six-month period following the acquisition. As a result, acquisition costs included the accrual of $172,000 of severance costs associated with these terminations. As of March 31, 2004, we had not yet paid out any severance and the full balance remained in accrued expenses on the Consolidated Balance Sheet. We will begin paying out severance against this accrual in the second quarter of 2004.

Results of Operations

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended
	March 31,
	2004	2003
Consolidated Statements of Operations Data:
Product licenses and sales	43%	44%
Subscriptions	49%	45%
Professional services	8%	11%

Total revenues	100%	100%

Cost of revenues:
Product licenses and sales	6%	2%
Subscriptions and professional services	18%	21%

Total cost of revenues	24%	23%
Research and development	17%	16%
Sales and marketing	36%	36%

	Three months ended
	March 31,
	2004	2003
General and administrative	9%	9%
Amortization of intangibles and stock-based compensation	3%	3%

Total costs and expenses	89%	87%

Operating income	11%	13%

Revenues

Product licenses and sales

     Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, represented 43% of total revenues for the three month period ended March 31, 2004 and was comparable to the 44% for the corresponding period in 2003. However, the products making up this revenue component have changed significantly over the last twelve months.

     Since the second quarter of 2003, we have delivered the Proventia family of network protection appliances that collectively provides unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. They are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective. By the first quarter of 2004, Proventia represented 49% of our product and license revenues and we experienced a 10% overall growth in product and license revenues to $28.8 million over the first quarter of 2003.

     Our future growth is dependent on a continuation of the positive market response to our Proventia family of products. During 2004, we expect to extend Proventia to our server and desktop solutions. This expected growth is critical as it represents not only product and license revenues, but also subscription revenues from product support and content. This is particularly important with respect to our multi-function Proventia appliances where the majority of the sale amount is typically associated with software blades licensed on a subscription basis and therefore recognized as subscription revenue over the license period.

     Our present product roadmap focuses our development on product offerings and enhancements that will provide broader Proventia appliance offerings and continue to improve central control and manageability, easier deployment and more refined information. We expect that this focus will make our products more cost effective to implement and maintain and will increase the future level of product licenses and sales.

Subscriptions

     Subscriptions revenue represented 49% of total revenues in the three months ended March 31, 2004 increasing from 45% of total revenues in the three months ended March 31, 2003. This was an increase of 22% from $26.9 million in the first quarter of 2003 to $32.8 million in the first quarter of 2004. Subscriptions revenue consists of product support and content updates, term licenses of products and security-monitoring fees for managed services offerings. Product content and support revenues, the largest component of subscriptions revenue, remained constant at 31% of total revenues in the three months ended March 31, 2003 and 2004. Product content and support includes hardware support of our Proventia appliances, software updates, technical support and security content, which are provided through contracts executed with customers for a specified term and billed at the time of contract. Such billings are recorded as deferred revenues on our balance sheet and amortized as subscription revenue over the term of the contract. We expect product content and support revenues to increase in the future as our client base that generates product content and support revenues expands and the impact of the pricing model of our multi-function Proventia appliance.

     Managed services revenue accounted for 13% of total revenues for the quarter ended March 31, 2004, as compared with 10% in the corresponding period of 2003. We believe this increase was due to a strong demand in the market for proven, financially sound, managed security service providers. We are marketing managed services both directly to end users and through partners, including a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers. We also expect sales of managed services to continue to grow steadily as we focus our efforts on marketing new, innovative offerings, such as our managed protection services, to new and existing customers. Managed protection services is a premium service combining vulnerability assessment, managed protection, and other professional services.

Professional services

     Professional services revenue decreased both in absolute dollars and as a percentage of total revenue from 11% in the three months ended March 31, 2003 to 8% in the three months ended March 31, 2004. This trend is largely the result of our conscious effort to look to our system integration and channel partners to serve as the primary resource to fulfill the services and education needs of our customers.

Geographic regions

     Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended
	March 31,
	2004	2003
Americas	64%	71%
EMEA	22%	17%
Asia/Pacific Rim	14%	12%

     While there have been changes in the proportion of revenues generated by each region, all of the regions experienced growth in revenues when comparing the first quarters of 2004 and 2003. Revenues in EMEA benefited not only from volume growth, but also from a strengthening currency over the last twelve months, since products are primarily sold in the Euro currency. The financial data for each segment can be found in Note 6 to the Consolidated Financial Statements.

Costs and Expenses

Personnel

     Personnel and related costs represent our largest expense category. We ended the first quarter of 2004 with 1,230 employees, up from 1,150 at the beginning of the year. This increase occurred primarily in engineering, sales and marketing and general and administrative from the January acquisition of Cobion. We also had increases in growth areas such as managed services.

Cost of product licenses and sales

     Cost of product licenses and sales consists of several components. Costs associated with licensing our software products are minor. The substantial portion of our cost of product licenses and sales represents the hardware cost of our Proventia appliances and payments to partners for their products that we sell or integrate with our managed service offerings. This cost, as a percentage of product licenses and sales revenue, increased from 5% in the quarter ended March 31, 2003 to 14% in the quarter ended March 31, 2004. The increase is connected with the introduction of the Proventia appliance line beginning in the second quarter of 2003 and we expect the increase in cost of product licenses and sales to continue to increase in future periods with the continued growth of Proventia appliance sales.

Cost of subscriptions and professional services

     Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center costs of providing managed security monitoring services and the costs related to our professional services and training. These costs, as a percentage of subscription and professional services revenues, decreased from 37% in the three months ended March 31, 2003 to 30% in the three months ended March 31, 2004.

     Costs associated with our technical support personnel and our security operations centers increased as we added personnel to handle additional customers. We gained efficiencies in our security operations centers and restructured our support groups to be more productive so personnel increased at a much lower rate than revenue growth, contributing to the decrease in those costs as a percentage of total revenues. While we continue to seek increased productivity, we do expect to increase costs with a continued increase in revenues in the future.

     Offsetting this increase of costs associated with our technical support personnel and our security operations centers is a decrease in costs associated with our professional services and education services. These costs decreased both in absolute dollars and as a percentage of total revenues from the quarter ended March 31, 2003 to the comparable quarter of 2004. These cost decreases accompanied the decrease in revenues that occurred through (i) a continued narrowing of our consulting offerings to focus on services that directly contribute to our protection platform strategy, (ii) the outsourcing of educational training outside of Atlanta to authorized partners, and (iii) a decrease in the number of training classes related to third-party products.

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

     We continue to add functionality to our product family, providing gateway, network, server and desktop-based solutions, as well as to our security management applications. These improvements, as well as new offerings, are intended to provide our customers with more powerful and easier-to-use solutions for security management across the enterprise. In March 2004, we introduced the Proventia™ M30 Multi-Function Protection Appliance, an all-in-one appliance that identifies and blocks known and unknown threats, as well as unwanted traffic, in a single easy-to-use and manage device.

     Research and development expenses increased in absolute dollars from $9.7 million in the three months ended March 31, 2003 to $11.3 million in the three months ended March 31, 2004. Research and development expenses represented 16% of total revenues in the three months ended March 31, 2003 and 17% of total revenues in the three months ended March 31, 2004. This is principally due to the acquisition of Cobion and the amortization of development source code that was licensed in the first quarter of 2004 and is used in our Proventia products.

     While we are committed to continue our investment in X-Force research and development capabilities, which we believe distinguishes ISS from its competitors, we intend to seek leverage in future periods in the research and development area while enhancing current technologies and developing new technologies.

Sales and marketing

     Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. Sales and marketing expenses increased in absolute dollars from $21.2 million in the three months ended March 31, 2003 to $24.4 million in the corresponding period of 2004, but remained constant as a percentage of revenues at 36% of total revenues. This increase in absolute dollars is mainly due to an increase in our overall sales headcount.

     We expect to achieve leverage in our sales efforts by focusing our direct touch sales force on large customers that are served either directly by us or through large systems integrators. This channel, which includes systems integrators, value-added resellers and distributors, will continue to be of increasing importance to us. We intend to use its capabilities to reach larger customers through joint selling efforts and to reach departmental and small companies, especially for our Proventia multi-function appliance, which we believe has much more appeal to these companies.

General and administrative

     General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.

     General and administrative expenses of $6.3 million in the first quarter of 2004 and $5.5 million in the first quarter of 2003 represented 9% of total revenues in both periods. The increase in amount is primarily the result of increased costs associated with public company matters such as directors and officers insurance, audit fees and compliance with various regulatory matters such as the Sarbanes-Oxley Act of 2002. Additionally, we began to use restricted stock, in addition to stock options, as an equity component of compensation beginning in the first quarter of 2004.

Amortization

     We incurred amortization expense related to intangible assets and stock-based compensation of $1.8 million in the three months ended March 31, 2004 and $1.4 million in the three months ended March 31, 2003. These intangible assets and stock-based compensation resulted from acquisitions accounted for under the purchase method of accounting and are amortized over their estimated useful lives. The increase is a result of the amortization of intangibles related to our acquisition of Cobion in the first quarter of 2004.

Interest income

     Interest income decreased from $643,000 in the quarter ended March 31, 2003 to $528,000 in the comparable quarter of 2004 as the market rate of interest paid on investment-quality commercial paper and similar investments dropped from approximately 1.4% during the first quarter of 2003 to approximately 1.1% in the first quarter of 2004.

Provision for income taxes

     Our effective tax rate was approximately 36% and 38% for the quarters ended March 31, 2004 and 2003, respectively. The effective rates differ from the statutory rates primarily due to the impact of acquisition related intangibles that are not deductible for income tax purposes.

Liquidity and Capital Resources

     Our financial position remained strong through the first quarter of 2004. Our cash and cash equivalents and marketable security investments were $210.8 million at March 31, 2004. Our investments in marketable securities consist solely of highly rated debt obligations with maturities of 12 months or less.

     We meet our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in the first three months of 2004 totaled $19.5 million. The major components of cash flows provided by operating activities were net income of $5.2 million, non-cash depreciation and amortization expense charges of $5.1 million, income tax benefit from employee exercises of stock options of $2.3 million, increase in deferred revenues of $6.2 million and a decrease in net accounts receivable of $2.0 million.

     An important element of our liquidity is the collection of our accounts receivable. We measure our accounts receivable management by our days sales outstanding (DSO). This is a measurement of accounts receivable divided by billings in the quarter, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was 78 days at March 31, 2004, within our publicly stated target range of 75 to 85 days.

     Our net cash used in investing activities of $49.6 million in the first three months of 2004 resulted primarily from our acquisition of Cobion. The license for development source code used in our Proventia products was the primary component of our capital purchases of $7.1 million. Investing activities also included changes in our marketable securities that have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. The cash flow statement included the purchase of $20.2 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $11.5 million.

     Our financing activities used $5.3 million of cash in the first three months of 2004 principally due to the repurchase of our common stock under an authorized plan to repurchase up to $50 million. In the first quarter of 2004, we repurchased 373,000 shares of our common stock on the open market at an aggregate cost of $6.6 million. Since the inception of the plan, we have purchased 1.7 million shares at an average cost of $14.83 per share for a total cash outlay of approximately $25.0 million. Also, in the first three months of 2004, the exercise of stock options by our employees and the issuance of common stock through our employee stock purchase plan generated funds of approximately $1.3 million.

     We believe our cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events, or uncertainties that are reasonably likely to result in any significant change to our liquidity. From time to time, we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents and marketable securities for this purpose.

Off-Balance Sheet Arrangements

     Payments for certain of our operating leases are secured by two collateralized stand-by letters of credit totaling approximately $10.3 million at March 31, 2004. These stand-by letters of credit guarantee our payment obligations on the leases and are renewable annually over the duration of the applicable leases. If we default on the lease payments, the landlords can make a claim against the letters of credit. We, in turn, would be liable to the letter of credit issuers. Our stand-by letters of credit are collateralized by securities worth $12.8 million at March 31, 2004. Other than these non-cancelable operating leases, we have no off-balance sheet financing arrangements, any relationships with “structured finance” or “special purpose” entities, or any contractual obligations with unconsolidated entities that are reasonably likely to impact our liquidity.

Risk Factors

     Forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to known and unknown risks and uncertainties. Our forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere should be considered in light of the following important risk factors. Variations from our stated intentions or failure to achieve objectives could cause actual results to differ from those projected in our forward-looking statements. With respect to our Business Outlook published in our earnings press release for the quarter ended March 31, 2004, you may continue to rely on this Business Outlook prior to the start of our quiet period for the quarter ending June 30, 2004 (the “Q2 Quiet Period”), unless we have published a notice stating otherwise. During the Q2 Quiet Period, ISS and its corporate representatives will not comment concerning our previously published Business Outlook. During the Q2 Quiet Period, the Company’s press releases and filings with the SEC on Forms 10-K and 10-Q should be considered historical, speaking as of a date prior to the Q2 Quiet Period only and not subject to update by the Company. The Q2 Quiet Period is expected to run from June 15, 2004 until financial results for the quarter ending June 30, 2004 are released in July 2004.

     There are many factors that affect ISS’ business and the results of its operations, some of which are beyond ISS’ control. The following is a description of some of the important factors that may cause the actual results of ISS’ operations in future periods to differ materially from those currently expected or desired. We encourage you to read this section carefully.

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

Our Future Operating Results Will Likely Fluctuate Significantly

     We cannot predict our future revenues and operating results with certainty. However, we do expect our future revenues and operating results to fluctuate due to a combination of factors, including:

•	the growth in the acceptance of, and activity on, the Internet and the world wide web, particularly by corporate, institutional and government users;

•	the extent to which the public perceives that unauthorized access to and use of online information are threats to network security;

•	customer budgets;

•	the mix of product sales among the various products offered by ISS and whether revenue is recognized upon sale or deferred to subsequent periods;

•	the volume and timing of orders, including seasonal trends in customer purchasing;

•	our ability to develop new and enhanced product and managed service offerings and expand our professional services capabilities;

•	the introduction and acceptance rate of ISS branded appliances, including increased cost of goods sold;

•	our ability to accurately forecast and produce demanded quantities of our appliance products and models;

•	availability of component parts of appliance products and reliance on contract manufacturers to produce such products;

•	our ability to provide scalable managed services offerings through our partners in a cost effective manner;

•	foreign currency exchange rates that affect our international operations;

•	product and price competition in our markets; and

•	general economic conditions, both domestically and in our foreign markets.

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

Dependence on Third Party Suppliers and Manufacturers

     We carry little inventory of our appliance products and we rely on suppliers to deliver necessary components to our contract manufacturers in a timely manner based on the forecasts we provide. We currently purchase some Proventia appliance components and contract manufacturing services from single or limited sources. If shortages occur, supplies are interrupted, or we under forecast sales of demanded models, we may not be able to deliver products to our customers and our revenue and operating results would be adversely affected. Because our supply of hardware is based on short-term forecasts and purchase orders, our contract manufacturers are not obligated to purchase components for greater quantities over longer periods. We provide six-month forecasts of our demand to our contract manufacturers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory and, based on lead times, this could interrupt manufacturing and result in delays in shipments and revenues.

We Face Intense Competition in Our Market

The market for network security monitoring, detection and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within the following categories:

•	large companies, including Symantec Corp., Cisco Systems, Inc., Netscreen Technologies, Inc. (which is being acquired by Juniper Networks, Inc.), and Network Associates, Inc., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

•	software or hardware network infrastructure companies like Cisco Systems, Inc. and Juniper Networks, Inc. that could integrate features that are similar to our products into their own products; and

•	relatively smaller software companies offering relatively limited applications for network and Internet security;

•	small and large companies with competitive offerings to components of our managed services offerings.

     Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, represent risks. For example, Symantec Corp., Cisco Systems, Inc., and Network Associates, Inc. have acquired smaller companies that have intrusion prevention technologies during the past several years, and Juniper Networks, Inc. announced it is acquiring Netscreen Technologies, Inc. These acquisitions will make these entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection and response products and managed security services, which increases pricing pressures within our market.

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

     In addition, with the introduction of our multi-function M Series Proventia appliance, we have offerings that compete with vendors of firewalls, VPN’s, anti-virus systems, and content and spam filtering. These offerings are competitive with a broader spectrum of network security companies, as well as those that also offer multi-function appliances or broad product suites, like Symantec Corp.

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

Undetected Product Errors or Defects Could Result in Loss of Revenues, Delayed Market Acceptance and Claims Against Us

     We offer warranties on our products, allowing the end customer to have any defective product repaired, or to receive a replacement product for it during the warranty period, or in certain circumstances return the product for a refund. Our products may contain undetected errors or defects. If there is a broad product failure across our customer base, we may decide to replace all affected products or we may decide to refund the purchase price for defective units. Such defects and actions may adversely affect our ability to record revenue. Some errors are discovered only after a product has been installed and used by end customers. Any errors discovered after commercial release could result in loss of revenues and claims against us.

     We offer warranties on our service levels for managed security services. If we do not meet warranties, the customer generally may obtain credits for service. We also offer a managed protection service. This new service is expected to provide guaranteed protection to customers who meet the requirements of the program. The program provides for a fixed cash payment if the protection system is compromised by an exploit for which protection is guaranteed. We will use historical experience to determine potential payouts under this program but because the program has just begun, we have no basis to estimate or accrue for payments.

     If we are unable to fix errors or other product problems that later are identified after full deployment, or if we fail to meet our service levels for managed security services, in addition to the consequence described above, we could experience:

•	failure to achieve market acceptance;

•	loss of customers;

•	loss of or delay in revenues and loss of market share;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

Our Products are Complex and Are Operated in a Wide Variety of Computer Configurations, Which Could Result in Errors or Product Failures

     Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. We discover software errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays and could experience lost revenues during the period required to correct these errors. Our customers’ computer environments are often characterized by a wide variety of standard and non-

standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others.

     In addition, if an actual or perceived breach of network security occurs in one of our end customer’s security systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect results of operations.

We Might Have to Defend Lawsuits or Pay Damages in Connection With Any Alleged or Actual Failure of Our Products and Services

     Because our products and services provide and monitor network security and may protect valuable information, we could face claims for product liability, tort or breach of warranty. Anyone who circumvents our security measures could misappropriate the confidential information or other property of end customers using our products, or interrupt their operations. If that happens, affected end customers or others may sue us. In addition, we may face liability for breaches caused by faulty installation of our products by our service and support organizations. Provisions in our contracts relating to warranty disclaimers and liability limitations may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard computer and software contracts to be unenforceable in some circumstances. Defending a lawsuit, regardless of its merit, could be costly and could divert management attention. Our business liability insurance coverage may be inadequate or future coverage may be unavailable on acceptable terms or at all.

Risks Associated with Our Global Operations

     The expansion of our international operations includes our presence in dispersed locations throughout the world, including throughout Europe and the Asia/Pacific and Latin America regions. Our international presence and expansion exposes us to risks not present in our U.S. operations, such as:

•	the difficulty in managing an organization spread over various countries located across the world;

•	compliance with, and unexpected changes in, a wide range of complex regulatory requirements in countries where we do business;

•	duties and tariffs imposed on importation of our products in other jurisdictions where other manufacturers may not bear those same costs;

•	increased financial accounting and reporting burdens;

•	potentially adverse tax consequences;

•	fluctuations in foreign currency exchange rates resulting in losses or gains from transactions and expenses denominated in foreign currencies;

•	reduced protection for intellectual property rights in some countries;

•	reduced protection for enforcement of creditor and contractual rights in some countries; and

•	import and export license requirements and restrictions on the import and export of certain technology, especially encryption technology and trade restrictions.

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

We Must Continue to Attract and Retain Personnel in a Competitive Marketplace

     We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, restricted stock or similar incentive stock awards. Increases in shares available for issuance under our incentive stock plans and new incentive stock plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future plans or increases. Our current incentive stock plan expires in September 2005 and we believe that sufficient shares are available for issuance under that plan to meet our needs until it expires. We currently expect to propose a new incentive stock plan to stockholders at our annual stockholders meeting in 2005. Additionally, the accounting industry has recently determined that corporations will include a compensation expense in their statement of operations relating to the issuance of employee stock options. This will most likely become effective in calendar year 2005. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

Some Provisions in the ISS Certificate of Incorporation and Bylaws Make a Takeover of ISS Difficult

     Our certificate of incorporation and bylaws contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of ISS. These provisions:

•	establish a classified board of directors;

•	create preferred stock purchase rights that grant to holders of common stock the right to purchase shares of Series A Junior Preferred Stock in the event that a third party acquires 20% or more of the voting power of our outstanding common stock;

•	prohibit the right of our stockholders to act by written consent;

•	limit calling special meetings of stockholders; and

•	impose a requirement that holders of 66 2/3% of the outstanding shares of common stock are required to amend the provisions relating to the classification of our board of directors and action by written consent of stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on such evaluation, these officers have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and certain of its officers and directors were named as defendants in a consolidated amended complaint that was filed in the United States District Court for the Northern District of Georgia on October 9, 2002. The lawsuit purported to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001 (the “Class Period”). The lawsuit alleged violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The complaint sought damages in an unspecified amount. On

September 3, 2003, the court dismissed, with prejudice, the consolidated amended complaint. The plaintiffs moved the court to reconsider its dismissal order and to grant them leave to amend their complaint. The court denied the plaintiffs’ motion on April 13, 2004 and the plaintiffs have until May 13, 2004 to appeal the order dismissing the consolidated amended complaint.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (e) The following table provides information about purchases by the Company of its common stock during the three months ended March 31, 2004: All such purchases were made pursuant to a repurchase plan publicly announced on July 18, 2002 under which the Company has been authorized by the Board to purchase up to $50 million. The plan terminates on July 14, 2004. Through March 31, 2004, the Company has purchased approximately 1.7 million shares at an aggregate cost of approximately $25.0 million.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
1/1/04-1/31/04	—	$—	—	$31,620,000

2/1/04-2/29/04	195,000	$17.70	1,505,500	$28,168,000

3/1/04-3/31/04	177,500	$17.57	1,683,000	$25,049,000

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2000 and incorporated by reference herein).

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 373-44529 and incorporated by reference herein).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock dated July 24, 2002 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed March 28, 2003 and incorporated by reference herein).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-100954, filed November 1, 2002 and incorporated by reference herein).

4.2	Form of Rights Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 24, 2002 and incorporated by reference herein.)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

4.4	1999 Network ICE Stock Option Plan, incorporated by reference to Exhibit 4.1 to Form S-8, Registration No. 333-62658, filed on June 8, 2001.

4.5	Restated 1995 Stock Incentive Plan (as amended and restated as of May 23, 2001) incorporated by reference to Exhibit 4.2 to Form S-8, Registration No. 333-62658, filed June 8, 2001.

4.6	Netrex, Inc. 1998 Stock Plan incorporated by reference to Exhibit 99.15 to Form S-8, Registration Statement No. 333-89563, filed October 22, 1999.

4.7	vCIS, Inc. 2001 Stock Plan incorporated by reference to Exhibit 4.1 to Form S-8, Registration Statement No. 333-100954, filed November 1, 2002.

10.1	Amendments to lease for Atlanta headquarters and research and development facility modifying the lease for Atlanta headquarters and research and development facility (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 30, 2000).

11	Computation of Per Share Earnings *

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share”, is provided in Note 5 to the consolidated financial statements in this report

(b)	Reports on Form 8-K.

     ISS furnished the following reports on Form 8-K during the reporting period:

•	On January 14, 2004 ISS furnished a report on Form 8-K pursuant to Item 12 thereof relating to a press release regarding the date it released its financial results for the quarter ended December 31, 2003 and updating its Business Outlook for the quarter ending December 31, 2004.

•	On January 28, 2004 ISS furnished a report on Form 8-K pursuant to Item 12 thereof relating to a press release regarding its financial results for the quarter ended December 31, 2003 and providing its Business Outlook for the quarter ending March 31, 2004 and fiscal year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.
(Registrant)

Date: May 10, 2004	By /s/ Richard Macchia

Senior Vice President, Finance and Administration
and Chief Financial Officer (on behalf of registrant and
as principal financial officer)