Form 10-Q
period 2004-06-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2004-08-09
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares
Outstanding
Title of each class of common stock	as of July 31, 2004
Common stock, $0.001 par value	47,218,678

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,383	$184,551
Marketable securities	74,905	53,630
Accounts receivable, less allowance for doubtful accounts of $3,011 and $2,755, respectively	65,973	66,588
Inventory	1,580	750
Prepaid expenses and other current assets	10,499	10,732

Total current assets	273,340	316,251
Property and equipment:
Computer equipment and software	53,550	45,261
Office furniture and equipment	21,728	21,311
Leasehold improvements	21,603	21,674

	96,881	88,246
Less accumulated depreciation	59,244	52,427

	37,637	35,819
Restricted cash and marketable securities	12,760	12,760
Goodwill, less accumulated amortization of $27,381	222,240	201,303
Other intangible assets, less accumulated amortization of $17,045 and $13,499, respectively	21,695	9,728
Other assets	7,407	5,421

Total assets	$575,079	$581,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,282	$5,145
Accrued expenses	25,459	26,092
Deferred revenues	58,790	55,271

Total current liabilities	89,531	86,508
Other non-current liabilities	5,887	2,573
Deferred revenues, less current portion	9,303	5,858
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 50,324,000 and 49,841,000 issued, respectively	50	50
Additional paid-in capital	486,262	475,062
Deferred compensation	(4,391)	(92)
Accumulated other comprehensive income	2,932	7,452
Retained earnings	32,931	22,251
Treasury stock, at cost (3,193,000 and 1,310,000 shares, respectively)	(47,426)	(18,380)

Total stockholders’ equity	470,358	486,343

Total liabilities and stockholders’ equity	$575,079	$581,282

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Product licenses and sales	$28,851	$24,349	$57,636	$50,613
Subscriptions	34,267	27,926	67,109	54,824
Professional services	6,422	6,850	11,859	13,141

	69,540	59,125	136,604	118,578
Costs and expenses:
Cost of revenues:
Product licenses and sales	4,948	1,804	9,056	3,245
Subscriptions and professional services	12,546	12,539	24,219	24,887

Total cost of revenues	17,494	14,343	33,275	28,132
Research and development	11,446	10,121	22,697	19,792
Sales and marketing	24,116	20,995	48,470	42,171
General and administrative	6,342	5,439	12,593	10,979
Amortization of other intangibles and stock-based compensation	1,844	1,325	3,618	2,729

	61,242	52,223	120,653	103,803
Operating income	8,298	6,902	15,951	14,775
Interest income	464	737	992	1,380
Minority interest	(284)	(14)	(411)	(102)
Other income	160	9	217	33
Foreign currency exchange gain (loss)	(72)	225	5	469

Income before income taxes	8,566	7,859	16,754	16,555
Provision for income taxes	3,106	2,968	6,074	6,302

Net income	$5,460	$4,891	$10,680	$10,253

Basic net income per share of Common Stock	$0.11	$0.10	$0.22	$0.21

Diluted net income per share of Common Stock	$0.11	$0.10	$0.22	$0.21

Weighted average shares:
Basic	47,654	49,510	48,064	49,249

Diluted	48,756	50,452	49,366	49,934

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,
	2004	2003
Operating activities
Net income	$10,680	$10,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,817	7,296
Amortization of other intangibles and stock-based compensation	3,618	2,729
Accretion of discount on marketable securities	(4)	117
Minority interest	411	102
Deferred compensation expense	925	—
Income tax benefit from exercise of stock options	4,694	5,492
Gain on issuance of subsidiary stock	(240)	(66)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	1,377	5,389
Inventory	(830)	605
Prepaid expenses and other assets	(1,809)	(1,214)
Accounts payable and accrued expenses	(2,007)	(805)
Deferred revenues	4,479	(2,467)

Net cash provided by operating activities	28,111	27,431
Investing activities
Acquisitions, net of cash received	(34,022)	—
Purchases of marketable securities	(40,850)	(37,867)
Net proceeds from maturity of marketable securities	19,579	31,563
Release of restricted cash and marketable securities	—	565
Purchases of property and equipment	(8,182)	(4,394)
Net proceeds from issuance of subsidiary stock	373	97

Net cash used in investing activities	(63,102)	(10,036)
Financing activities
Proceeds from exercise of stock options	1,175	317
Proceeds from employee stock purchase plan	750	853
Purchases of treasury stock	(29,046)	(2,145)

Net cash used in financing activities	(27,121)	(975)
Foreign currency impact on cash	(2,056)	751

Net increase (decrease) in cash and cash equivalents	(64,168)	17,171
Cash and cash equivalents at beginning of period	184,551	148,317

Cash and cash equivalents at end of period	$120,383	$165,488

Supplemental cash flow disclosure
Income taxes paid	$1,872	$590

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items, necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated.

     Certain prior period amounts have been reclassified to conform to current period presentation.

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

Goodwill and Intangibles

     Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):

	June 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$249,621	$(27,381)	$228,684	$(27,381)

Amortized intangible assets:
Core technology	3,853	(2,761)	3,853	(2,521)
Developed technology	32,837	(12,657)	17,808	(9,576)
Customer relationships	2,050	(1,627)	1,566	(1,402)

Total	$38,740	$(17,045)	$23,227	$(13,499)

     The changes in the carrying amounts of goodwill and other intangibles from December 31, 2003 to June 30, 2004 were primarily a result of the purchase of Cobion AG (“Cobion”) (see Note 3) and additional consideration related to a 2002 acquisition of TriSecurity Holdings Pte Ltd., resulting in approximately $22.3 million of goodwill and $16.5 million of other intangibles recorded during the first quarter of 2004. The remaining fluctuation is the result of currency translation adjustments.

     The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, three to six years for work force and three years for customer relationships. Amortization expense of intangible assets is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Core technology	$120	$119	$240	$239
Developed technology	1,583	891	3,081	1,781
Work force	—	109	—	218
Customer relationships	100	128	225	257

Total	$1,803	$1,247	$3,546	$2,495

     The estimated future amortization expense of intangible assets as of June 30, 2004 is as follows (in thousands):

Amount
Year ending December 31,
2004 (six months)	$3,528
2005	7,056
2006	4,948
2007	3,006
2008	3,157

Total	$21,695

     The Company amortized $375,000 relating to the purchase of a software license used in certain of its products. Those costs are included in research and development expense.

Stock-Based Compensation

     Statement of Financial Accounting Standard 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has elected the pro forma disclosure alternative of SFAS 123.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$5,460	$4,891	$10,680	$10,253
Add: Amortization of deferred compensation included in reported net income, net of income taxes	344	—	590	—
Less: Stock-based compensation expense computed under the Fair Value method, net of income taxes	(5,688)	(7,797)	(12,356)	(14,439)

Pro forma net income (loss)	$116	$(2,906)	$(1,086)	$(4,186)

Basic net income per share of Common Stock, as reported	$0.11	$0.10	$0.22	$0.21

Diluted net income per share of Common Stock, as reported	$0.11	$0.10	$0.22	$0.21

Pro forma basic and diluted net loss per share of Common Stock	$(0.00)	$(0.06)	$(0.02)	$(0.08)

     In 2004, 295,000 restricted shares were issued to officers and certain key employees of ISS. These shares vest in two installments: 50% vests two years from the grant date, and the remaining 50% vests three years from the grant date. Upon issuance of restricted shares, unearned compensation is recorded in stockholders’ equity as deferred compensation equal to the market value of the restricted shares and is recognized as compensation expense over the vesting period. Total compensation expense for restricted stock awards, including the expense for 13,000 restricted shares issued to directors in 2003, amounted to $539,000 in the second quarter of 2004 and $925,000 in the six months ended June 30, 2004.

Note 2. Income Taxes

     The Company recorded tax provisions of $3.1 million and $3.0 million for the three-month periods ended June 30, 2004 and 2003, respectively, and tax provisions of $6.1 million and $6.3 million for the six-month periods ended June 30, 2004 and 2003, respectively. While income tax expense was recorded on domestic income, the amount of domestic taxes payable was reduced by deductions related to the employee exercise of stock options in current and prior periods. The tax benefit of these deductions was recorded as additional paid-in capital. Taxes paid generally relate to foreign operations and certain state taxes for which net operating loss deductions have been suspended.

     The effective tax rate was approximately 36% for the three and six months ended June 30, 2004 and 38% for the three and six months ended June 30, 2003. The effective rates differ from the statutory rates due primarily to the impact of acquisition-related intangibles that are not deductible for income tax purposes.

     As of June 30, 2004, ISS had a net operating loss carryforward of approximately $7.5 million related to US operations. The tax benefit of this carryforward will be recorded as additional paid-in capital as realized. There are also approximately $8.3 million of research and development tax credit carryforwards that expire between 2011 and 2023 and foreign tax credit carryforwards of $2.9 million that expire between 2006 and 2008.

     In addition, Cobion, which was acquired by ISS in January 2004, has a net operating loss carryforward of approximately $9.1 million. The tax value of this loss has been recorded as a deferred tax asset and the Company will not recognize a provisional benefit as this loss is utilized.

Note 3. Business Acquisition

     In January 2004, ISS acquired Cobion, a privately held company based in Kassel, Germany. Cobion provides content filtering and anti-spam technology that protects individuals and enterprises against unwanted Web content, spam, misuse of information and lost productivity. The Company is continuing to sell the Cobion product on a stand-alone basis as well as including the technology in the Company’s multi-function Proventia appliance.

     Total cash consideration for all of the outstanding shares of Cobion and the acquisition related fees were approximately $33.5 million. The Company adopted a plan to restructure Cobion whereby certain Cobion employees were terminated over a six-month period following the acquisition. As a result, acquisition costs included the accrual of $203,000 of severance costs associated with these terminations. As of June 30, 2004, approximately $95,000 remained in the accrual and will be paid out during the third quarter of 2004.

     The operating results of Cobion are included in the consolidated financial statements of ISS from the date of acquisition. The adjusted aggregate purchase price was allocated based on a valuation report of the Cobion intangibles as follows (in thousands):

Net tangible liabilities of Cobion	$(2,736)
Developed technology	16,030
Customer relationships	516
Deferred income taxes	(2,655)
Goodwill	22,359

$33,514

     The Company is amortizing these intangible assets over their estimated useful lives of five years for developed technology and three years for customer relationships.

     The tangible assets of Cobion acquired in the merger consisted primarily of cash, accounts receivable and fixed assets. The liabilities of Cobion assumed in the merger consisted primarily of accounts payable, accrued expenses and deferred revenue.

     The following summarizes the unaudited pro forma results of operations of the Company for the three months and six months ended June 30, 2003, assuming the acquisition of Cobion was concluded as of the beginning of 2003: (i) revenues of $59.3 million and $119.0 million, respectively, (ii) net income of $4.1 million and $8.1 million, respectively (iii) basic and diluted net income per share of Common Stock of $.08 and $0.16, respectively. Net income and basic and diluted net income per share of Common Stock have been adjusted to reflect the amortization of intangibles identified above. Unaudited pro forma results are not included for the corresponding period of 2004 as the impact of the acquisition would have been immaterial to the consolidated results of operations. This pro forma information is not necessarily indicative of what combined operations would have been if ISS had control of Cobion from the beginning of 2003.

Note 4. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$5,460	$4,891	$10,680	$10,253
Change in cumulative translation adjustment	(3,741)	1,066	(4,520)	717

Comprehensive income	$1,719	$5,957	$6,160	$10,970

Note 5. Income per Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three months ended		Three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income	$5,460	$4,891	$10,680	$10,253

Denominator:
Denominator for basic net income per share - weighted average shares	47,654	49,510	48,064	49,249
Effect of dilutive stock options	1,102	942	1,302	685

Denominator for diluted net income per share - weighted average shares	48,756	50,452	49,366	49,934

Basic net income per share	$0.11	$0.10	$0.22	$0.21

Diluted net income per share	$0.11	$0.10	$0.22	$0.21

Note 6. Segment and Geographic Information

     ISS conducts business in one operating segment: providing information security management solutions. The Company does, however, prepare operating results for internal use on a geographic basis. These geographical based operating costs consist of direct sales expenses, infrastructure to support its employee and customer and partner base, supporting billing and financial systems and a management team. Corporate expenses that are not charged directly to the other segments include research and development, general and administrative costs that support the global organization, amortization of intangibles, stock-based compensation and goodwill and costs that are one-time in nature, such as acquired in-process research and development.

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

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has included a summary of the segment financial information reported internally. The geographic segments are the Americas, Europe, Middle East and Africa (“EMEA”), and the Asia/Pacific region.

     The following table presents ISS’s revenues, operating expenses and operating income (loss) by reportable geographic segment (in thousands):

	As of and for the three months ended
	June 30, 2004
	Americas	EMEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$18,164	$6,922	$3,765	$—	$28,851

	As of and for the three months ended
	June 30, 2004
	Americas	EMEA	Asia/Pac	Unallocated	Total
Subscriptions	23,519	7,101	3,647	—	34,267
Professional services	3,920	930	1,572	—	6,422

Total revenue	45,603	14,953	8,984	—	69,540
Cost of revenues:
Product licenses and sales	3,306	990	652	—	4,948
Subscriptions and professional services	8,429	1,397	2,720	—	12,546

Total cost of revenues	11,735	2,387	3,372	—	17,494
Operating expenses	15,539	6,394	2,183	19,632	43,748

Total expenses	27,274	8,781	5,555	19,632	61,242
Segment operating income (loss)	$18,329	$6,172	$3,429	$(19,632)	$8,298

Accounts receivable, net	$40,656	$15,098	$10,219	$—	$65,973

Property and equipment, net	$30,174	$1,722	$5,741	$—	$37,637

	As of and for the three months ended
	June 30, 2003
	Americas	EMEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$17,002	$4,248	$3,099	$—	$24,349
Subscriptions	20,434	4,891	2,601	—	27,926
Professional services	4,529	1,021	1,300	—	6,850

Total revenue	41,965	10,160	7,000	—	59,125
Cost of revenues:
Product licenses and sales	1,587	77	140	—	1,804
Subscriptions and professional services	8,301	1,842	2,396	—	12,539

Total cost of revenues	9,888	1,919	2,536	—	14,343
Operating expenses	14,487	5,054	1,454	16,885	37,880

Total expenses	24,375	6,973	3,990	16,885	52,223
Segment operating income (loss)	$17,590	$3,187	$3,010	$(16,885)	$6,902

Accounts receivable, net	$31,286	$9,672	$10,353	$—	$51,311

Property and equipment, net	$31,040	$1,986	$5,792	$—	$38,818

	As of and for the six months ended
	June 30, 2004
	Americas	MEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$35,143	$14,051	$8,442	$—	$57,636
Subscriptions	46,303	13,692	7,114	—	67,109
Professional services	7,094	1,819	2,946	—	11,859

Total revenue	88,540	29,562	18,502	—	136,604
Cost of revenues:
Product licenses and sales	5,782	1,841	1,433	—	9,056
Subscriptions and professional services	16,241	2,658	5,320	—	24,219

Total cost of revenues	22,023	4,499	6,753	—	33,275
Operating expenses	30,962	13,389	4,119	38,908	87,378

Total expenses	52,985	17,888	10,872	38,908	120,653
Segment operating income (loss)	$35,555	$11,674	$7,630	$(38,908)	$15,951

Accounts receivable, net	$40,656	$15,098	$10,219	$—	$65,973

Property and equipment, net	$30,174	$1,722	$5,741	$—	$37,637

	As of and for the six months ended
	June 30, 2003
	Americas	EMEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$35,055	$9,212	$6,346	$—	$50,613
Subscriptions	40,568	9,068	5,188	—	54,824
Professional services	8,518	2,058	2,565	—	13,141

Total revenue	84,141	20,338	14,099	—	118,578
Cost of revenues:
Product licenses and sales	3,003	77	165	—	3,245
Subscriptions and professional services	16,536	3,794	4,557	—	24,887

Total cost of revenues	19,539	3,871	4,722	—	28,132
Operating expenses	28,775	10,144	3,252	33,500	75,671

	As of and for the three months ended
	June 30, 2003
	Americas	EMEA	Asia/Pac	Unallocated	Total
Total expenses	48,314	14,015	7,974	33,500	103,803
Segment operating income (loss)	$35,827	$6,323	$6,125	$(33,500)	$14,775

Accounts receivable, net	$31,286	$9,672	$10,353	$—	$51,311

Property and equipment, net	$31,040	$1,986	$5,792	$—	$38,818

Note 7. Commitments and Contingencies

     The Company and certain of its officers and directors were named as defendants in a consolidated amended complaint that was filed in the United States District Court for the Northern District of Georgia on October 9, 2002. The lawsuit purported to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001. The lawsuit alleged violations of the federal securities laws. On September 3, 2003, the court dismissed, with prejudice, the consolidated amended complaint and all rights to appeal have expired.

Note 8. Exit or Disposal Activities

     In the fourth quarter of 2003, the Company committed to a plan of cost reduction and exit activities through the closing of its engineering operations in Reading, U.K. and Sydney, Australia.

     At December 31, 2003 the Company had accrued the following costs associated with these exit activities: one-time termination benefits of $152,000; contract termination costs of $184,000 and other costs of $31,000. One-time termination benefits consisted of severance and benefits for involuntarily terminated employees. The contract termination costs include costs for remaining lease payments on vacated facilities and costs associated with vacating the facility. Other costs consisted primarily of write-off of abandoned fixed assets and the write-off of leasehold improvements related to the vacated facilities.

     At June 30, 2004 all of the one-time termination benefits had been paid out. The remaining liability at June 30, 2004 of approximately $195,000 consists primarily of contract termination costs associated with the final settlement of the office lease in Reading, U.K. The Company expects to utilize the remaining balance of the exit costs by December 31, 2004.

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

     Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “ forecast,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and those otherwise described from time to time in our Securities and Exchange Commission reports filed after this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to ISS on the date hereof. We assume no obligation (except where required by law) to update any forward-looking statements for any events or circumstances occurring after the date of this Form 10-Q.

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

     Our family of products is a critical element of an active Internet and networking security program within today’s world of global connectivity, enabling organizations to proactively monitor, detect and respond to risks to enterprise information. Prior to 2003, our products were exclusively software, providing intrusion detection and vulnerability assessment solutions. In 2003, we began to sell a new line of products called Proventia, which includes an appliance pre-loaded and configured with our network-based software solutions for intrusion detection and in-line intrusion prevention. Initial customer response has been positive, with this line representing 49% of product and license sale revenues for the first six months of 2004. We believe this new product line is critical to our product sales growth and the ongoing subscription revenues associated with such sales.

     In the fourth quarter of 2003, our product offerings expanded to include multi-function Proventia appliances that include firewall, virtual private network (“VPN”) and anti-virus protection in addition to intrusion protection. We added content filtering and anti-spam features to this product line in the second quarter of 2004. We believe this expanded product offering significantly increases our market opportunity as well as our risk from broader competition. While there have been increasing levels of sales of this multi-function appliance since it’s introduction in December 2003, our expectations for future revenue growth are dependent on successfully penetrating both our existing intrusion protection market and new network security markets. This product also has a different pricing model than our traditional pricing models, which results in a more significant portion of the sales price being deferred and recognized as subscription revenues over a specified term.

     Our managed services offerings currently provide remote management of our best-of-breed security technology, focusing on security assessment and intrusion protection systems, and include firewalls, VPNs, anti-virus and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers’ needs and providing professional and managed services.

     Many factors will affect our future financial performance, especially our ability to differentiate our offerings from competitors that include much larger companies with greater marketing capabilities, financial resources and brand recognition. In order to continue to create such differentiation, we expect to continue to expand the reach of our domestic and international sales operations through channel partners; seek acquisition candidates and alliances with partners whose products, technologies or services capabilities are complementary to our solutions; and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. At the same time, we expect to adjust our organization size in light of changing economic conditions and maintain emphasis on controlling current period expenses and capital expenditures. While we believe in the long-term success of our business solutions our prospects should be considered in light of the recent experience, risks and uncertainties that are frequently encountered by companies serving rapidly evolving markets. See “Risk Factors.”

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

Revenue recognition

We recognize revenue in the following categories:

-	Product licenses and sales, which include revenue from sales of perpetual software licenses and products;

-	Subscription revenues, which include product support and content updates, term licenses, subscription licenses, and managed service arrangements; and

-	Professional services revenues, which includes fee-based service engagements and training.

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

Product licenses and sales

     We recognize perpetual software license revenues, assuming all other revenue recognition criteria are met, upon (1) delivery of the software and (2) issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than 12 months, revenue is recognized as such amounts become due and payable. Revenue is also deferred when payment terms are extended for periods less than twelve months and such sales are deemed either not to be fixed or determinable or collection is not probable based on evaluation of all terms of the transaction.

     Product sales consist primarily of appliances sold in conjunction with ISS licensed software. These sales are recognized upon shipment to the customer provided all other revenue recognition criteria are met.

     Sales of enterprise products are generated both through direct sales to end-users as well as through various partners, including system integrators, value-added resellers and distributors. Revenue from product licenses and sales revenue is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met. At the point of delivery, the customer has no right of return.

     Our historical rate of returns by customers of our products is negligible. We offer evaluation software available via download from our website and evaluation units for appliance-based products that allow potential customers to see the functionality of the products on their own networks.

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

     Historically, our appliance and software sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the license or product amount. With the introduction of our Proventia multi-function appliances, the majority of the initial price paid by the customer may be for content provided for a specified term that will be recorded initially in deferred revenues and recognized over the term as subscription revenue.

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

Multiple elements arrangements

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

Allowance for doubtful accounts

     Our sales are global, with customers located in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia/Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At June 30, 2004, the allowance for doubtful accounts totaled $3.0 million, or 4.4% of the $69.0 million of total trade receivables. This 4.4% allowance percentage of receivables reflects our practice to leave accounts on our general ledger and provide reserves pending final resolution of collectibility rather than to write-off such accounts. During the second quarter of 2004 and 2003, we incurred bad debt expense of $240,000 and $628,000, respectively, and during the first six months of 2004 and 2003, we incurred bad debt expense of $529,000 and $1.0 million, respectively.

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

Impairment of goodwill and other long-lived and intangible assets

     We review goodwill for impairment on an annual basis or on an interim basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Due to uncertain market conditions and potential changes in our strategy and products, it is possible that forecasts used to support our intangible assets may change in the future, which could result in significant non-cash charges that would adversely affect our results of operations.

     We currently have goodwill and other acquisition related intangibles of approximately $250 million, with $195 million of goodwill related to our June 2001 acquisition of Network ICE Corporation (“Network ICE”) and $22 million of goodwill related to the January 2004 acquisition of Cobion. The determination of whether or not goodwill is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based on forecasted discounted cash flows through 2007 and on our stock market valuation. Neither method indicated that our goodwill had been impaired and, as a result, we did not record any impairment losses related to goodwill during the three months or six months ended June 30, 2004. Other intangibles of approximately $22 million are principally acquired technology from the Network ICE and Cobion acquisitions that are a primary component in our current product offerings.

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

     On January 14, 2004, we acquired Cobion, a privately held company based in Kassel, Germany. Cobion provides content filtering and anti-spam technology that protects individuals and enterprises against unwanted Web content, spam, misuse of information and lost productivity. We are continuing to sell the Cobion product on a stand-alone basis and to OEM partners to incorporate in their products as well as include the technology in our multi-function Proventia appliance in 2004.

     ISS paid cash of approximately $33.5 million for all of the outstanding shares of Cobion and the acquisition related fees. We also adopted a plan to restructure Cobion whereby certain Cobion employees were terminated over a six-month period following the acquisition. As a result, acquisition costs included the accrual of $203,000 of severance costs associated with these terminations. As of June 30, 2004, we had paid out the substantial portion of the severance and will finish paying out the remaining severance of approximately $95,000 against this accrual in the third quarter of 2004.

Results of Operations

     The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Consolidated Statements of Operations Data:
Product licenses and sales	42%	41%	42%	43%
Subscriptions	49%	47%	49%	46%
Professional services	9%	12%	9%	11%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Product licenses and sales	7%	3%	6%	3%
Subscriptions and professional services	18%	21%	18%	21%

Total cost of revenues	25%	24%	24%	24%
Research and development	16%	17%	17%	17%
Sales and marketing	35%	36%	35%	36%
General and administrative	9%	9%	9%	9%
Amortization of intangibles and stock-based compensation	3%	2%	3%	2%

Total costs and expenses	88%	88%	88%	88%

Operating income	12%	12%	12%	12%

Revenues

Product licenses and sales

     Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, represented 42% of total revenues for both the three-month and six-month periods ended June 30, 2004 as compared with 41% and 43% for the three and six month periods ended June 30, 2003. Although the percentages of total revenue remained comparable, the products making up this revenue component have changed significantly over the last twelve months.

     Since the second quarter of 2003, we have offered the Proventia family of network protection appliances that collectively provides unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. These products are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective. In the second quarter of 2004, Proventia represented 50% of our product and license revenues and 49% for the six-month period ended June 30, 2004. We experienced an 18% overall growth in product and license revenues to $28.9 million over the second quarter of 2003 and a 14% overall growth in product and license revenues to $57.6 million over the first half of 2003.

     Our future growth is dependent on a continuation of the positive market response to our Proventia family of products. During 2004, we expect to extend Proventia in software form to our server and desktop solutions. This expected growth is critical as it represents not only product and license revenues, but also subscription revenues from product support and content. This is particularly important with respect to our multi-function Proventia appliances where the majority of the product sale is software blades licensed on a subscription basis and therefore recognized as subscription revenue over the license period.

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

Subscriptions

     Subscriptions revenue represented 49% of total revenues in the three months ended June 30, 2004 increasing from 47% of total revenues in the three months ended June 30, 2003. This was an increase of 23% from $27.9 million in the second quarter of 2003 to $34.3 million in the second quarter of 2004. For the six months ended June 30, 2004, subscriptions revenue increased to 49% of total revenues from 46% of total revenues in the six months ended June 30, 2003. On a year-to-date basis, there was an increase of 22% from $54.8 million for the six months ended June 30, 2003 to $67.1 million for the comparable period of 2004.

Subscriptions revenue consists of product support and content updates, term licenses of products and security-monitoring fees for our managed services offerings. Product content and support revenues, the largest component of subscriptions revenue, remained comparable at 31% and 32% of total revenues in the three months ended June 30, 2004 and 2003, respectively. For the six-month periods ended June 30, 2004 and 2003, product content and support revenues remained at 31%. Product content and support includes hardware support of our Proventia appliances, software updates and software blades, technical support and security content, which are provided through contracts executed with customers for a specified term and billed at the time of contract. Such billings are recorded as deferred revenues on our balance sheet and amortized as subscription revenue over the term of the contract. We expect product content and support revenues to increase in the future as our client base that generates product content and support revenues expands as a result of the pricing model of our multi-function Proventia appliance. The majority of the sale amount of our multi-function Proventia appliances is typically associated with the software blades licensed on a subscription basis and included as subscription revenues. For the three months ended June 30, 2004, software license blade sales exceeded the amortization of blade sales by approximately $200,000. For the six months ended June 30, 2004 sales of software license blades exceeded the amortization of blades by approximately $1,565,000.

     Managed services revenue accounted for 13% of total revenues for both the three months and six months ended June 30, 2004, as compared with 11% in the corresponding periods of 2003. We believe these increases were due to a strong demand in the market for proven, financially sound, managed security service providers. We are marketing managed services both directly to end users and through partners, including a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers. We also expect sales of managed services to continue to grow steadily as we focus our efforts on marketing offerings to new and existing customers that meet changing needs in today’s environment.

Professional services

     Professional services revenue decreased both in absolute dollars and as a percentage of total revenues from 12% in the three months ended June 30, 2003 to 9% in the three months ended June 30, 2004 and from 11% in the six months ended June 30, 2003 to 9% in the six months ended June 30, 2004. This trend is largely the result of our conscious effort to look to our system integration and channel partners to serve as the primary resource to fulfill the services and education needs of our customers.

Geographic regions

     Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Americas	65%	71%	65%	71%
EMEA	22%	17%	22%	17%
Asia/Pacific Rim	13%	12%	13%	12%

     While there have been changes in the proportion of revenues generated by each region, all of the regions experienced growth in revenues when comparing both the three and six-month periods ended June 30, 2004 and 2003. Revenues in EMEA benefited not only from volume growth, but also from a strengthening currency over the last twelve months, since products are primarily sold in the Euro. The financial data for each segment can be found in Note 6 to the Consolidated Financial Statements.

Costs and Expenses

Personnel

     Personnel and related costs represent our largest expense category. We ended the first half of 2004 with 1,220 employees, up from 1,150 at the beginning of the year. This increase occurred primarily from the January 2004 acquisition of Cobion.

     We began to use restricted stock, in addition to stock options, as an equity component of compensation beginning in the first quarter of 2004 and expensed $539,000 in the second quarter of 2004 and $925,000 in the first half of 2004 in the expense category in which the recipients are included.

Cost of product licenses and sales

     Cost of product licenses and sales consists of several components. Costs associated with licensing our software products are minor. The substantial portion of our cost of product licenses and sales represents the hardware cost of our Proventia appliances and payments to partners for their products that we sell or integrate with our managed service offerings. This cost, as a percentage of product licenses and sales revenue, increased from 7% in the quarter ended June 30, 2003 to 17% in the quarter ended June 30, 2004. On a year-to-date basis, cost of product licenses and sales increased from 6% of product licenses and sales revenue in 2003 to 16% in 2004. The increase is due to the introduction of the Proventia appliance line beginning in the second quarter of 2003 and we expect the cost of product licenses and sales to continue to increase in future periods with the continued growth of Proventia appliance sales.

Cost of subscriptions and professional services

     Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center costs of providing managed security monitoring services and the costs related to our professional services and training. These costs, as a percentage of subscription and professional services revenues, decreased from 36% and 37% in the three and six months ended June 30, 2003, respectively, to 31% in both the three and six months ended June 30, 2004 as the result of higher subscription revenues from Proventia sales and cost efficiencies.

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

     Offsetting this increase of costs associated with our technical support personnel and our security operations centers is a decrease in costs commensurate with the decrease in professional services and education services revenues

Research and development

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

     In the first half of 2004, we introduced the following:

•	Proventia™ G1200 and G1200-400 Intrusion Prevention Appliances, designed specifically for highly centralized and space-limited network environments.

•	Proventia™ M30 and M10 Multi-Function Protection Appliance, an all-in-one appliance that identifies and blocks known and unknown threats, as well as unwanted traffic, in a single easy-to-use and manage device.

     Research and development expenses increased in absolute dollars from $10.1 million in the three months ended June 30, 2003 to $11.4 million in the three months ended June 30, 2004 and represented 17% and 16% of total revenues, respectively. On a year-to-date basis, these costs increased in absolute dollars from $19.8 million in the first half of 2003 to $22.7 million in the first half of 2004 and represented 17% of total revenues in both periods. The increase in absolute dollars is principally due to the acquisition of Cobion and the amortization of development source code that was licensed in the first quarter of 2004 and is used in our Proventia products. Additionally, we continue to streamline operations as we relocated some engineering functions from our California development facility to Atlanta and offshore with some further streamlining scheduled for the third quarter of 2004.

     While we are committed to continue our investment in X-Force research and development capabilities, which we believe distinguishes ISS from its competitors, we intend to seek leverage in future periods in the research and development area while enhancing current technologies and developing new technologies.

Sales and marketing

     Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. Sales and marketing expenses increased in absolute dollars from $21.0 million in the three months ended June 30, 2003 and $42.2 million in the six months ended June 30, 2003 to $24.1 million and $48.5 million, respectively, in the corresponding periods of 2004. As a percentage of total revenues, sales and marketing expenses decreased from 36% in the three and six months ended June 30, 2003 to 35% in the comparable periods of 2004. This increase in absolute dollars is due to an increase in our overall sales headcount. In addition, the 18% increase in product licenses and sales revenue from the second quarter of 2003 to the comparable period of 2004 resulted in increased commission expense.

     We expect to achieve leverage in our sales efforts by focusing our direct touch sales force on large customers that are served either directly by us or through large systems integrators. Our channel, which includes systems integrators, value-added resellers and distributors, will continue to be of increasing importance to us. We intend to expand the number of partners and use their capabilities to sell to smaller companies and departments of larger companies, as well as extend our reach to larger enterprises through joint selling efforts.

General and administrative

     General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.

     General and administrative expenses of $6.3 million in the second quarter of 2004 and $12.6 million in the first half of 2004 and $5.4 million in the second quarter of 2003 and $11.0 million in the first half of 2003 represented 9% of total revenues in all four periods. The increase in absolute dollars is the result of increased costs associated with public company matters such as audit fees and the incremental cost in 2004 of financial control documentation and testing required by Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization

     We incurred amortization expense related to intangible assets and stock-based compensation of $1.8 million in the three months ended June 30, 2004 and $1.3 million in the three months ended June 30, 2003. For the six-month periods, amortization expense was $3.6 million in 2004 and $2.7 million in 2003. These intangible assets and stock-based compensation resulted from acquisitions accounted for under the purchase method of accounting and are amortized over their estimated useful lives and vesting period, respectively. The increase is a result of the amortization of intangibles related to our acquisition of Cobion in the first quarter of 2004.

Interest income

     Interest income decreased from $737,000 in the quarter ended June 30, 2003 to $464,000 in the comparable quarter of 2004 and from $1.4 million in the six months ended June 30, 2003 to $992,000 in the comparable period of 2004. The difference in interest income results from our decrease in yield on investment-quality commercial paper and similar investments from approximately 1.2% in the second quarter of 2003 to approximately .8% during the second quarter of 2004. This decrease results both from the lower average yield on securities purchased during the period as well as from the change in fair market value of marketable securities in anticipation of the increase in the federal funds rate that occurred June 30, 2004.

Provision for income taxes

     Our effective tax rate was approximately 36% for the three and six months ended June 30, 2004 and 38% for the three and six months ended June 30, 2003. The effective rates differ from the statutory rates due primarily to the impact of acquisition-related intangibles that are not deductible for income tax purposes.

Liquidity and Capital Resources

     Our financial position remained strong through the first half of 2004. Our cash and cash equivalents and marketable security investments were $195.3 million at June 30, 2004. Our investments in marketable securities consist solely of highly rated debt obligations with maturities of 12 months or less.

     We continue to meet our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in the first six months of 2004 totaled $28.1 million. The major components of cash flows provided by operating activities were net income of $10.7 million, non-cash depreciation and amortization expense charges of $10.4 million, income tax benefit of $4.7 million from employee exercises of stock options, increase in deferred revenues of $4.5 million and a decrease in net accounts receivable of $1.4 million.

     An important element of our liquidity is the collection of our accounts receivable. We measure our accounts receivable management by our day’s sales outstanding (DSO). This is a measurement of accounts receivable divided by billings in the quarter, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was 87 days at June 30, 2004, slightly higher than our publicly stated target range of 75 to 85 days.

     Our net cash used in investing activities of $63.1 million in the first six months of 2004 resulted primarily from our acquisition of Cobion. The license for development source code used in our Proventia products was the primary component of our capital purchases of $8.2 million. Investing activities also included changes in our marketable securities that have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. The cash flow statement included the purchase of $40.9 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $19.6 million.

     Our financing activities used $27.1 million of cash in the first six months of 2004. This was principally due to the repurchase of 1.9 million shares of our common stock in the open market at an aggregate cost of $29.0 million. Since the inception of this stock repurchase plan, which expired in July 2004, we have purchased 3.2 million shares at an average cost of $14.85 per share for a total cash outlay of approximately $47.4 million. Also, in July 2004, the Board of Directors authorized a new repurchase program to spend up to $50 million over the next year. Also, in the first six months of 2004, the exercise of stock options by our employees and the issuance of common stock through our employee stock purchase plan generated funds of approximately $1.9 million.

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

Off-Balance Sheet Arrangements

     Payments for certain of our operating leases are secured by two collateralized stand-by letters of credit totaling approximately $10.3 million at June 30, 2004. These stand-by letters of credit guarantee our payment obligations on the leases and are renewable annually over the duration of the applicable leases. If we default on the lease payments, the landlords can make a claim against the letters of credit. We, in turn, would be liable to the letter of credit issuers. Our stand-by letters of credit are collateralized by securities worth $12.8 million at June 30, 2004. Other than these non-cancelable operating leases, we have no off-balance sheet financing arrangements, any relationships with “structured finance” or “special purpose” entities, or any contractual obligations with unconsolidated entities that are reasonably likely to impact our liquidity.

Risk Factors

     Forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to known and unknown risks and uncertainties. Our forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere should be considered in light of the following important risk factors. Variations from our stated intentions or failure to achieve objectives could cause actual results to differ from those projected in our forward-looking statements. With respect to our Business Outlook published in our earnings press release for the quarter ended June 30, 2004, you may continue to rely on this Business Outlook prior to the start of our quiet period for the quarter ending September 30, 2004 (the “Q3 Quiet Period”), unless we have published a notice stating otherwise. During the Q3 Quiet Period, ISS and its corporate representatives will not comment concerning our previously published Business Outlook. During the Q3 Quiet Period, the Company’s press releases and filings with the SEC on Forms 10-K and 10-Q should be considered historical, speaking as of a date prior to the Q3 Quiet Period only and not subject to update by the Company. The Q3 Quiet Period is expected to run from September 15, 2004 until financial results for the quarter ending September 30, 2004 are expected to be released in October 2004.

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

     We introduced our new Proventia appliance line, beginning with the A Series, in April 2003. The G Series and M Series were introduced in the fourth quarter of 2003. As a result of our limited history with these products, it may be difficult to plan or project our revenues accurately. The revenue and income potential of these products is unproven and the markets addressed by these products are volatile. While initial reaction to these products have had a positive impact on company results, failure to continue to gain further market acceptance could result in revenues below our expectations and our operating results could be adversely affected.

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

Dependence on Third Party Suppliers and Manufacturers

     We carry little inventory of our appliance products and we rely on suppliers to deliver necessary components to our contract manufacturers in a timely manner based on the forecasts we provide. We currently purchase some Proventia appliance components and contract manufacturing services from single or limited sources. If shortages occur, supplies are interrupted, or we under estimate demand for models, we may not be able to deliver products to our customers and our revenue and operating results would be adversely affected. Because our supply of hardware is based on short-term forecasts and purchase orders, our contract manufacturers are not obligated to purchase components for greater quantities over longer periods. We provide six-month forecasts of our demand to our contract manufacturers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory and, based on lead times, this could interrupt manufacturing and result in delays in shipments and revenues.

We Face Intense Competition in Our Market

     The market for network security monitoring, detection, prevention and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within the following categories:

•	large companies, including Symantec Corp., Cisco Systems, Inc., Juniper Networks, Inc., and McAfee, Inc., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

•	software or hardware network infrastructure companies like Cisco Systems, Inc. and Juniper Networks, Inc. that could integrate features that are similar to our products into their own products; and

•	relatively smaller software companies offering relatively limited applications for network and Internet security;

•	small and large companies with competitive offerings to components of our managed services offerings.

     Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, represent risks. For example, Symantec Corp., Cisco Systems, Inc., McAfee, Inc., and Juniper Networks, Inc. have acquired smaller companies which have intrusion detection or prevention technologies during the past several years. These acquisitions will make these entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection, prevention and response products and managed security services, which increases pricing pressures within our market.

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

     In addition, with the introduction of our multi-function M Series Proventia appliance, we have offerings that compete with vendors of firewalls, VPNs, anti-virus systems, and content and spam filtering products. These offerings are competitive with a broader spectrum of network security companies, as well as those that also offer multi-function appliances or broad product suites, like Symantec Corp.

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

     Our products involve very complex technology and, as a consequence, major new products and product enhancements require a long time to develop and test before going to market. Because this amount of time is difficult to estimate, we have had to delay the scheduled introduction of new and enhanced products in the past and may have to delay the introduction of new and enhanced products in the future.

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

Our Products are Complex and Are Operated in a Wide Variety of Computer Configurations, Which Could Result in Errors or Product Failures

     Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. We discover software errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays and could experience lost revenues during the period required to correct these errors. Our customers’ computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others.

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

Risks Associated with Our Global Operations

     The expansion of our international operations includes our presence in dispersed locations throughout the world, including throughout EMEA and the Asia/Pacific and Latin America regions. Our international presence and expansion exposes us to risks not present in our U.S. operations, such as:

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

We Must Successfully Integrate Acquisitions

     As part of our growth strategy, we have and may continue to acquire or make investments in companies with products, technologies or professional services capabilities complementary to our solutions. When engaging in acquisitions, we could encounter difficulties in assimilating or completing the development of the technologies, new personnel and operations into our company. These difficulties may disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. These difficulties could also include accounting requirements, such as impairment charges related to goodwill or other intangible assets or expensing in-process research and development costs. We cannot be certain that we will successfully overcome these risks with respect to any future acquisitions or that we will not encounter other problems in connection with our recent or any future acquisitions. In addition, any future acquisitions may require us to incur debt or issue equity securities. The issuance of equity securities could dilute the investment of our existing stockholders.

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

We May Be Found to Infringe the Proprietary Rights of Others

     Third parties may assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies that are relevant to our business. Because of the large number of patents in the Internet, networking, security and software fields, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical (or even possible) to determine in advance whether a product (or any of its components) infringe or will infringe the patent rights of others. Third party asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of proprietary rights with respect to our existing or future products (or components of those products). Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, in these circumstances, or that any indemnification that might be available to us would be adequate to cover our costs of defense. Furthermore, because of the potential for large judgments, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant funds. If any infringement or other intellectual property claim made against us by a third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, financial condition and liquidity could be materially and adversely affected.

We Must Continue to Attract and Retain Personnel in a Competitive Marketplace

     We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, restricted stock or similar incentive stock awards. Increases in shares available for issuance under our incentive stock plans and new incentive stock plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future plans or increases. Our current incentive stock plan expires in September 2005 and we believe that sufficient shares are available for issuance under that plan to meet our needs until it expires. We currently expect to propose a new incentive stock plan to stockholders at our annual stockholders meeting in 2005. Additionally, the accounting industry has recently determined that corporations will include a compensation expense in their statement of operations relating to the issuance of employee stock options. This may become effective in calendar year 2005. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

Some Provisions in the ISS Certificate of Incorporation and Bylaws Make a Takeover of ISS Difficult

     Our certificate of incorporation and bylaws contain provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of ISS. These provisions:

•	establish a classified board of directors;

•	create preferred stock purchase rights that grant to holders of common stock the right to purchase shares of Series A Junior Preferred Stock in the event that a third party acquires 20% or more of the voting power of our outstanding common stock;

•	prohibit the right of our stockholders to act by written consent;

•	limit calling special meetings of stockholders; and

•	impose a requirement that holders of 66 2/3% of the outstanding shares of common stock are required to amend the provisions relating to he classification of our board of directors and action by written consent of stockholders.

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

     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and certain of its officers and directors were named as defendants in a consolidated amended complaint that was filed in the United States District Court for the Northern District of Georgia on October 9, 2002. The lawsuit purported to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001. The lawsuit alleged violations of the federal securities laws. On September 3, 2003, the court dismissed, with prejudice, the consolidated amended complaint and all rights to appeal have expired

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) The following table provides information about purchases by the Company of its common stock during the three months ended June 30, 2004: All such purchases were made in open-market transactions pursuant to a repurchase plan publicly announced on July 18, 2002 under which the Company has been authorized by the Board to purchase up to $50 million. The plan terminated on July 14, 2004 and no further purchases can be made under that plan. Through June 30, 2004, the Company had purchased approximately 3.2 million shares at an aggregate cost of approximately $47.4 million.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
			Cumulatively as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
4/1/04-4/30/04	160,000	$14.50	1,843,000	$22,734,000
5/1/04-5/31/04	850,000	$14.37	2,693,000	$10,451,000
6/1/04-6/30/04	500,000	$15.75	3,193,000	$2,575,000

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Internet Security Systems, Inc. was held on Monday, May 24, 2004.

     The following two directors were elected to serve a three-year term ending in the year 2007: (a) Robert E. Davoli, 43,315,528 votes for and 2,312,293 votes withheld, and (b) Christopher W. Klaus, 44,531,928 votes for and 1,095,893 votes withheld.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.	3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2000 and incorporated by reference herein).

		3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 373-44529 and incorporated by reference herein).

		3.3	Certificate of Designations of Series A Junior Participating Preferred Stock dated July 24, 2002 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed March 28, 2003 and incorporated by reference herein).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-100954, filed November 1, 2002 and incorporated by reference herein).

4.2	Form of Rights Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 24, 2002 and incorporated by reference herein.)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

4.4	1999 Network ICE Stock Option Plan, incorporated by reference to Exhibit 4.1 to Form S-8, Registration No. 333-62658, filed on June 8, 2001.

4.5	Restated 1995 Stock Incentive Plan (as amended and restated as of May 23, 2001) incorporated by reference to Exhibit 4.2 to Form S-8, Registration No. 333-62658, filed June 8, 2001.

4.6	Netrex, Inc. 1998 Stock Plan incorporated by reference to Exhibit 99.15 to Form S-8, Registration Statement No. 333-89563, filed October 22, 1999.

4.7	vCIS, Inc. 2001 Stock Plan incorporated by reference to Exhibit 4.1 to Form S-8, Registration Statement No. 333-100954, filed November 1, 2002.

11	Computation of Per Share Earnings *

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share”, is provided in Note 5 to the consolidated financial statements in this report

(b) Reports on Form 8-K.

     ISS furnished the following reports on Form 8-K during the reporting period:

•	On April 20, 2004 ISS furnished a report on Form 8-K pursuant to Item 12 thereof relating to a press release regarding its financial results for the quarter ended March 31, 2004 and providing its Business Outlook for the quarter ending June 30, 2004 and fiscal year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.
(Registrant)

Date: August 9, 2004	By /s/ Richard Macchia

Senior Vice President Finance and Administration
and Chief Financial Officer (on behalf of registrant
and as principal financial officer)