Form 10-Q
period 2004-09-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2004-11-01
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares
Outstanding
Title of each class of common stock	as of October 29, 2004
Common stock, $0.001 par value	45,859,041

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,756	$184,551
Marketable securities	73,859	53,630
Accounts receivable, less allowance for doubtful accounts of $3,228 and $2,755, respectively	66,521	66,588
Inventory	1,224	750
Prepaid expenses and other current assets	10,408	10,732

Total current assets	266,768	316,251
Property and equipment:
Computer equipment and software	56,055	45,261
Office furniture and equipment	22,250	21,311
Leasehold improvements	21,620	21,674

	99,925	88,246
Less accumulated depreciation	64,293	52,427

	35,632	35,819
Restricted cash and marketable securities	12,760	12,760
Goodwill, less accumulated amortization of $27,381	222,563	201,303
Other intangible assets, less accumulated amortization of $18,857 and $13,499, respectively	20,199	9,728
Other assets	8,926	5,421

Total assets	$566,848	$581,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,958	$5,145
Accrued expenses	24,328	26,092
Deferred revenues	59,580	55,271

Total current liabilities	89,866	86,508
Other non-current liabilities	6,444	2,573
Deferred revenues, less current portion	9,069	5,858
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 50,455,000 and 49,841,000 issued, respectively	50	50
Additional paid-in capital	490,505	475,062
Deferred compensation	(3,887)	(92)
Accumulated other comprehensive income	3,396	7,452
Retained earnings	39,342	22,251
Treasury stock, at cost (4,601,000 and 1,310,000 shares, respectively)	(67,937)	(18,380)

Total stockholders’ equity	461,469	486,343

Total liabilities and stockholders’ equity	$566,848	$581,282

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Product licenses and sales	$31,241	$25,545	$88,877	$76,158
Subscriptions	35,819	28,211	102,928	83,035
Professional services	5,673	6,331	17,532	19,472

	72,733	60,087	209,337	178,665
Costs and expenses:
Cost of revenues:
Product licenses and sales	6,110	2,407	15,166	5,652
Subscriptions and professional services	12,278	11,784	36,497	36,671

Total cost of revenues	18,388	14,191	51,663	42,323
Research and development	11,093	10,496	33,790	30,288
Sales and marketing	24,653	21,113	73,123	63,284
General and administrative	7,173	5,428	19,766	16,407
Amortization of other intangibles and stock-based compensation	1,791	1,317	5,409	4,046

	63,098	52,545	183,751	156,348
Operating income	9,635	7,542	25,586	22,317
Interest income	699	610	1,691	1,990
Minority interest	(126)	(168)	(537)	(270)
Other income	3	68	220	101
Foreign currency exchange gain	9	28	14	497

Income before income taxes	10,220	8,080	26,974	24,635
Provision for income taxes	3,809	3,045	9,883	9,347

Net income	$6,411	$5,035	$17,091	$15,288

Basic net income per share of Common Stock	$0.14	$0.10	$0.36	$0.31

Diluted net income per share of Common Stock	$0.14	$0.10	$0.35	$0.31

Weighted average shares:
Basic	46,267	49,142	47,460	49,123

Diluted	47,225	49,884	48,650	49,773

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities
Net income	$17,091	$15,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,866	10,742
Amortization of other intangibles and stock-based compensation	5,409	4,046
Accretion of discount on marketable securities	31	172
Minority interest	537	270
Deferred compensation expense	1,467	—
Income tax benefit from exercise of stock options	7,385	8,146
Gain on issuance of subsidiary stock	(367)	(127)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	829	(805)
Inventory	(474)	527
Prepaid expenses and other assets	(3,166)	(1,996)
Accounts payable and accrued expenses	(1,964)	136
Deferred revenues	5,035	(1,195)

Net cash provided by operating activities	43,679	35,204
Investing activities
Acquisitions, net of cash received	(34,022)	—
Purchases of marketable securities	(64,465)	(52,284)
Net proceeds from maturity of marketable securities	44,205	49,977
Release of restricted cash and marketable securities	—	565
Purchases of property and equipment	(11,227)	(6,653)
Net proceeds from issuance of subsidiary stock	433	189

Net cash used in investing activities	(65,076)	(8,206)
Financing activities
Proceeds from exercise of stock options	1,936	439
Proceeds from employee stock purchase plan	1,417	1,609
Purchases of treasury stock	(49,557)	(9,454)

Net cash used in financing activities	(46,204)	(7,406)
Foreign currency impact on cash	(2,194)	3,088

Net increase (decrease) in cash and cash equivalents	(69,795)	22,680
Cash and cash equivalents at beginning of period	184,551	148,317

Cash and cash equivalents at end of period	$114,756	$170,997

Supplemental cash flow disclosure
Income taxes paid	$2,800	$1,302

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items, necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated.

     Certain prior period amounts have been reclassified to conform to current period presentation.

     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

Goodwill and Intangibles

     Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):

	September 30, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$249,944	$(27,381)	$228,684	$(27,381)

Amortized intangible assets:
Core technology	3,853	(2,882)	3,853	(2,521)
Developed technology	33,143	(14,303)	17,808	(9,576)
Customer relationships	2,060	(1,672)	1,566	(1,402)

Total	$39,056	$(18,857)	$23,227	$(13,499)

     The changes in the carrying amounts of goodwill and other intangibles from December 31, 2003 to September 30, 2004 were primarily a result of the purchase of Cobion AG (“Cobion”) (see Note 3) and additional consideration related to a 2002 acquisition of TriSecurity Holdings Pte Ltd., resulting in approximately $22.3 million of goodwill and $16.5 million of other intangibles recorded during the first quarter of 2004. The remaining fluctuation is the result of currency translation adjustments.

     The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, three to six years for work force and three years for customer relationships. Amortization expense of intangible assets is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Core technology	$121	$122	$361	$361
Developed technology	1,646	902	4,727	2,722
Work force	—	108	—	326
Customer relationships	45	109	269	327

Total	$1,812	$1,241	$5,357	$3,736

     Additional amortization expense totaling $375,000 in the third quarter of 2004 and $1.1 million in the nine months ending September 30, 2004 related to the purchase of a software license used in certain of the Company’s products is included in research and development expense.

     The estimated future amortization expense of intangible assets as of September 30, 2004 is as follows (in thousands):

Amount
Year ending December 31,
2004 (three months)	$1,775
2005	7,101
2006	4,993
2007	3,052
2008 & thereafter	3,278

Total	$20,199

Stock-Based Compensation

     Statement of Financial Accounting Standard 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has elected the pro forma disclosure alternative of SFAS 123.

     Although SFAS 123 allows the Company to continue to follow APB 25 guidelines, the following table shows pro forma net income (loss) and pro forma net income (loss) per share for the periods indicated as if the Company had adopted SFAS 123. The pro forma impact of applying SFAS 123 as illustrated below will not necessarily be representative of the pro forma impact in future years. Pro forma information is as follows (amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$6,411	$5,035	$17,091	$15,288
Add: Amortization of deferred compensation included in reported net income, net of income taxes	384	—	986	—
Less: Stock-based compensation expense computed under the Fair Value method, net of income taxes	(5,996)	(7,424)	(18,364)	(21,626)

Pro forma net income (loss)	$799	$(2,389)	$(287)	$(6,338)

Basic net income per share of Common Stock, as reported	$0.14	$0.10	$0.36	$0.31

Diluted net income per share of Common Stock, as reported	$0.14	$0.10	$0.35	$0.31

Pro forma basic and diluted net income (loss) per share of Common Stock	$0.02	$(0.05)	$(0.01)	$(0.13)

On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final amendment late in 2004. On October 13, 2004, the FASB decided that the final amendment would be effective for public companies for any interim or annual period beginning after June 15, 2005, though early adoption would be encouraged, provided that financial statements for periods prior to the effective date have not been issued.

In 2004, 306,000 restricted shares have been issued to directors, officers and certain key employees of ISS. The shares issued to directors vest when the Company holds its annual stockholders meeting in 2005 and the shares issued to officers and certain key employees vest in two installments: 50% vests two years from the grant date, and the remaining 50% vests three years from the grant date. Upon issuance of restricted shares, unearned compensation is recorded in stockholders’ equity as deferred compensation equal to the market value of the restricted shares and is recognized as compensation expense over the vesting period. Total compensation expense for restricted stock awards amounted to $613,000 in the third quarter of 2004 and $1.6 million in the nine months ended September 30, 2004.

Note 2. Income Taxes

     The Company recorded tax provisions of $3.8 million and $3.0 million for the three-month periods ended September 30, 2004 and 2003, respectively, and tax provisions of $9.9 million and $9.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively. While income tax expense was recorded on domestic income, the amount of domestic taxes payable was reduced by deductions related to the exercise of employee stock options in current and prior periods. The tax benefit of these deductions was recorded as additional paid-in capital. Taxes paid generally relate to foreign operations and certain state taxes for which net operating loss deductions have been suspended or fully utilized.

     The effective tax rate was approximately 37% for the three and nine months ended September 30, 2004 and 38% for the three and nine months ended September 30, 2003. The effective rates differ from the statutory rates due to the impact of acquisition-related intangibles and certain operating expenses that are not deductible for income tax purposes as well as federal and state tax credits.

     As of September 30, 2004, ISS had fully utilized its net operating loss carryforward related to US operations. The company has approximately $7.9 million of research and development tax credit carryforwards that expire between 2011 and 2023 and foreign tax credit carryforwards of $2.4 million that expire between 2006 and 2008.

     In addition, Cobion, which was acquired by ISS in January 2004, has a net operating loss carryforward of approximately $9.1 million. The tax value of this loss has been recorded as a deferred tax asset and the Company will not reduce its total income tax expense as this loss is utilized.

Note 3. Business Acquisition

     In January 2004, ISS acquired Cobion, a privately held company based in Kassel, Germany. Cobion provides content filtering and anti-spam technology that protects individuals and enterprises against unwanted Web content, spam, misuse of information and lost productivity. The Company is continuing to sell the Cobion product on a stand-alone basis and to OEM partners to incorporate in their products as well as including the technology in the Company’s multi-function Proventia appliance.

     Total cash consideration for all of the outstanding shares of Cobion and the acquisition related fees were approximately $33.5 million. The Company adopted a plan to restructure Cobion whereby certain Cobion employees were terminated over a six-month period following the acquisition. As a result, acquisition costs included the accrual of $203,000 of severance costs associated with these terminations. The Company has paid out the majority of the severance and will finish paying out the remaining severance in the fourth quarter of 2004 against the accrual of approximately $95,000 remaining at September 30, 2004.

     The operating results of Cobion are included in the consolidated financial statements of ISS from the date of acquisition. The aggregate purchase price was allocated based on a valuation report of the Cobion intangibles as follows (in thousands):

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

     The following summarizes the unaudited pro forma results of operations of the Company for the three months and nine months ended September 30, 2003, assuming the acquisition of Cobion was concluded as of the beginning of 2003: (i) revenues of $60.4 million and $179.4 million, respectively, (ii) net income of $4.2 million and $12.3 million, respectively (iii) basic and diluted net income per share of Common Stock of $.08 and $0.17, respectively. Net income and basic and diluted net income per share have been adjusted to reflect the amortization of intangibles identified above. Unaudited pro forma results are not included for the corresponding period of 2004 as the impact of the acquisition would have been immaterial to the consolidated results of operations. This pro forma information is not necessarily indicative of what combined operations would have been if ISS had control of Cobion from the beginning of 2003.

Note 4. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$6,411	$5,035	$17,091	$15,288
Change in cumulative translation adjustment	464	2,635	(4,056)	3,352

Comprehensive income	$6,875	$7,670	$13,035	$18,640

Note 5. Income per Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income	$6,411	$5,035	$17,091	$15,288

Denominator:
Denominator for basic net income per share - weighted average shares	46,267	49,142	47,460	49,123
Effect of dilutive stock options	958	742	1,190	650

Denominator for diluted net income per share - weighted average shares	47,225	49,884	48,650	49,773

Basic net income per share	$0.14	$0.10	$0.36	$0.31

Diluted net income per share	$0.14	$0.10	$0.35	$0.31

Note 6. Segment and Geographic Information

     ISS conducts business in one operating segment: providing information security management solutions. However, the Company does prepare operating results for internal use on a geographic basis. These geographical based operating costs consist of direct sales expenses, infrastructure to support its employee and customer and partner base, supporting billing and financial systems and a management team. Corporate expenses that are not charged directly to the other segments include research and development, general and administrative costs that support the global organization, amortization of intangibles, stock-based compensation and goodwill and costs that are one-time in nature, such as acquired in-process research and development.

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

     The following table presents ISS’s revenues, operating expenses and operating income (loss) by reportable geographic segment (in thousands):

	As of and for the three months ended
	September 30, 2004
	Americas	EMEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$19,375	$6,117	$5,749	$—	$31,241
Subscriptions	23,826	8,095	3,898	—	35,819
Professional services	3,769	758	1,146	—	5,673

Total revenue	46,970	14,970	10,793	—	72,733
Cost of revenues:
Product licenses and sales	4,105	870	1,135	—	6,110
Subscriptions and professional services	8,621	1,302	2,355	—	12,278

Total cost of revenues	12,726	2,172	3,490	—	18,388
Operating expenses	15,707	6,745	2,201	20,057	44,710

Total expenses	28,433	8,917	5,691	20,057	63,098
Segment operating income (loss)	$18,537	$6,053	$5,102	$(20,057)	$9,635

Accounts receivable, net	$38,980	$14,769	$12,772	$—	$66,521

Property and equipment, net	$28,542	$1,604	$5,486	$—	$35,632

	As of and for the three months ended
	September 30, 2003
	Americas	EMEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$16,853	$4,584	$4,108	$—	$25,545
Subscriptions	20,600	5,044	2,567	—	28,211
Professional services	3,621	1,277	1,433	—	6,331

Total revenue	41,074	10,905	8,108	—	60,087
Cost of revenues:
Product licenses and sales	1,779	276	352	—	2,407
Subscriptions and professional services	8,070	1,634	2,080	—	11,784

Total cost of revenues	9,849	1,910	2,432	—	14,191
Operating expenses	14,419	4,885	1,809	17,241	38,354

Total expenses	24,268	6,795	4,241	17,241	52,545
Segment operating income (loss)	$16,806	$4,110	$3,867	$(17,241)	$7,542

Accounts receivable, net	$36,499	$10,455	$10,551	$—	$57,505

Property and equipment, net	$29,929	$1,664	$6,037	$—	$37,630

	As of and for the nine months ended
	September 30, 2004
	Americas	EMEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$54,519	$20,168	$14,190	$—	$88,877
Subscriptions	70,128	21,788	11,012	—	102,928
Professional services	10,863	2,577	4,092	—	17,532

Total revenue	135,510	44,533	29,294	—	209,337
Cost of revenues:
Product licenses and sales	9,887	2,711	2,568	—	15,166
Subscriptions and professional services	24,862	3,960	7,675	—	36,497

Total cost of revenues	34,749	6,671	10,243	—	51,663
Operating expenses	46,669	20,134	6,320	58,965	132,088

Total expenses	81,418	26,805	16,563	58,965	183,751
Segment operating income (loss)	$54,092	$17,728	$12,731	$(58,965)	$25,586

Accounts receivable, net	$38,980	$14,769	$12,772	$—	$66,521

Property and equipment, net	$28,542	$1,604	$5,486	$—	$35,632

	As of and for the nine months ended
	September 30, 2003
	Americas	EMEA	Asia/Pac	Unallocated	Total
Revenues from external customers:
Product licenses and sales	$51,908	$13,796	$10,454	$—	$76,158
Subscriptions	61,168	14,112	7,755	—	83,035
Professional services	12,139	3,335	3,998	—	19,472

Total revenue	125,215	31,243	22,207	—	178,665
Cost of revenues:
Product licenses and sales	4,782	353	517	—	5,652
Subscriptions and professional services	24,606	5,428	6,637	—	36,671

Total cost of revenues	29,388	5,781	7,154	—	42,323
Operating expenses	43,194	15,029	5,061	50,741	114,025

Total expenses	72,582	20,810	12,215	50,741	156,348
Segment operating income (loss)	$52,633	$10,433	$9,992	$(50,741)	$22,317

Accounts receivable, net	$36,499	$10,455	$10,551	$—	$57,505

Property and equipment, net	$29,929	$1,664	$6,037	$—	$37,630

Note 7. Commitments and Contingencies

     The Company and certain of its officers and directors were named as defendants in a consolidated amended complaint that was filed in the United States District Court for the Northern District of Georgia on October 9, 2002. The lawsuit purported to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001. The lawsuit alleged violations of the federal securities laws. On September 3, 2003, the court dismissed, with prejudice, the consolidated amended complaint and all rights to appeal expired in May 2004.

     On August 17, 2004, the Company filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”). The action seeks the court’s declaration that the Company’s products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid. SRI has filed a motion to dismiss the action, which the Company has opposed. On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”). The complaint in the Delaware Action alleges that the Company’s SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief. The Company has filed a motion to dismiss the Delaware Action, which SRI has opposed.

Note 8. Exit or Disposal Activities

     In the fourth quarter of 2003, the Company committed to a plan of cost reduction and exit activities through the closing of its engineering operations in Reading, U.K. and Sydney, Australia.

     At December 31, 2003 the Company had accrued the following costs associated with these exit activities: one-time termination benefits of $152,000; contract termination costs of $184,000; and other costs of $31,000. One-time termination benefits consisted of severance and benefits for involuntarily terminated employees. The contract termination costs include costs for remaining lease payments on vacated facilities and costs associated with vacating the facility. Other costs consisted primarily of write-off of abandoned fixed assets and the write-off of leasehold improvements related to the vacated facilities.

     At June 30, 2004 all of the one-time termination benefits had been paid out. The remaining liability, related to contract termination costs associated with vacating the facility, at September 30, 2004 totaled approximately $82,000.

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

     Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “ forecast,” “plan,” “intend,” “seek,” “estimate,” “predict,” “expect,” “anticipate,” “view” and similar expressions, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and those otherwise described from time to time in our SEC reports filed after this Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to ISS on the date hereof. We assume no obligation (except where required by law) to update any forward-looking statements for any events or circumstances occurring after the date of this Form 10-Q.

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

     Our family of products is a critical element of an active Internet and networking security program within today’s world of global connectivity, enabling organizations to proactively monitor, detect, prevent and respond to risks to enterprise information. Prior to 2003, our products were exclusively software, providing intrusion detection and vulnerability assessment solutions. In the second quarter of 2003, we began to sell a new line of products called Proventia, which includes an appliance pre-loaded and configured with our network-based software solutions for intrusion detection and intrusion prevention. Initial customer response has been positive, with this line representing 61% of product and license sales in the third quarter of 2004 and 53% of product and license sale revenues for the first nine months of 2004. We believe this new product line is critical to our product sales growth and the ongoing subscription revenues associated with such sales.

     In the fourth quarter of 2003, our product offerings expanded to include multi-function Proventia appliances that include content referred to as software blades. This included firewall, virtual private network (“VPN”) and anti-virus protection in addition to intrusion protection. We added content filtering and anti-spam blades to this product line in the second quarter of 2004. We believe this expanded product offering significantly increases our market opportunity as well as our risk from broader competition. While there have been increasing levels of sales of this multi-function appliance since its introduction in December 2003, our expectations for future revenue growth are dependent on successfully penetrating both our existing intrusion protection market and new network security markets.

     Our managed services offerings currently provide remote management of our best-of-breed security technology, focusing on security assessment and intrusion protection systems, and also include firewalls, VPNs, anti-virus and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers’ needs and providing professional and managed services.

     Many factors will affect our future financial performance, especially our ability to differentiate our offerings from competitors that include much larger companies with greater marketing capabilities, financial resources and brand recognition. In order to continue to create such differentiation, we expect to continue to expand the reach of our domestic and international sales operations through channel partners; seek acquisition candidates and alliances with partners whose products, technologies or services capabilities are complementary to our solutions; and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. At the same time, we expect to adjust our organization size in light of changing economic conditions and maintain emphasis on controlling current period expenses and capital expenditures. While we believe in the long-term success of our business solutions, our prospects should be considered in light of recent experience and the risks and uncertainties that are frequently encountered by companies serving rapidly evolving markets. See “Risk Factors.”

Critical Accounting Policies

     The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

We recognize revenue in the following categories:

-	Product licenses and sales, which include revenue from sales of perpetual software licenses and products;

-	Subscription revenues, which include product support and content updates, term licenses, subscription licenses and managed service arrangements; and

-	Professional services revenues, which includes fee-based service engagements and training.

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

     Historically, our appliance and software sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the license or product amount. With the introduction of our Proventia multi-function appliances, the majority of the initial price paid by the customer for certain models may be for content provided for a specified term that will be recorded initially in deferred revenues and recognized over the term as subscription revenue.

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

Multiple elements arrangements

     Multiple element arrangements can include any combination of our products and services listed above. When some elements are delivered prior to others in an arrangement, all revenue is deferred until the delivery of the last element unless all of the following exist:

•	vendor specific objective evidence (“VSOE”) of fair value of the undelivered elements;

•	the functionality of the delivered elements is not dependent on the undelivered elements; and

•	delivery of the delivered elements represents the culmination of the earnings process.

     When these criteria have been met, we allocate revenue to the delivered software product using the residual method. Under the residual method, we allocate discounts inherent in the arrangement to products and product support and content updates associated with products that are initially delivered and recognize the other elements as they are delivered based on the VSOE, which is typically determined by the company selling those elements separately.

Allowance for doubtful accounts

     Our sales are global, with customers located in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia/Pacific regions.

We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At September 30, 2004, the allowance for doubtful accounts totaled $3.2 million, or 4.6% of the $69.7 million of total trade receivables. This 4.6% allowance percentage of receivables reflects our practice to leave accounts on our general ledger and provide reserves pending final resolution of collectibility rather than to write-off such accounts. During the third quarter of 2004 and 2003, we incurred bad debt expense of $527,000 and $317,000, respectively, and during the first nine months of 2004 and 2003, we incurred bad debt expense of $1.1 million and $1.4 million, respectively.

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

     We currently have goodwill and other acquisition related intangibles of approximately $250 million, with $195 million of goodwill related to our June 2001 acquisition of Network ICE Corporation (“Network ICE”) and $22 million of goodwill related to the January 2004 acquisition of Cobion, a privately held company based in Kassel, Germany. The determination of whether or not goodwill is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based on forecasted discounted cash flows through 2007 and on our stock market valuation. Neither method indicated that our goodwill had been impaired and, as a result, we did not record any impairment losses related to goodwill during the three months or nine months ended September 30, 2004. Other intangibles of approximately $22 million are principally acquired technology from the Network ICE and Cobion acquisitions that are a primary component in our current product offerings.

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

     In January 2004, we acquired Cobion. Cobion provides content filtering and anti-spam technology that protects individuals and enterprises against unwanted Web content, spam, misuse of information and lost productivity. We are continuing to sell the Cobion product on a stand-alone basis and to OEM partners to incorporate in their products, as well as including the technology in our multi-function Proventia appliance.

     ISS paid cash of approximately $33.5 million for all of the outstanding shares of Cobion and the acquisition related fees. We also adopted a plan to restructure Cobion whereby certain Cobion employees were terminated over a six-month period following the acquisition. As a result, acquisition costs included the accrual of $203,000 of severance costs associated with these terminations. The Company has paid out the majority of the severance and will finish paying out the remaining severance in the fourth quarter of 2004 against the accrual of approximately $95,000 remaining at September 30, 2004.

Results of Operations

     The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2004	2003	2004	2003
Consolidated Statements of Operations Data:
Product licenses and sales	43%	43%	43%	43%
Subscriptions	49%	47%	49%	46%
Professional services	8%	10%	8%	11%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Product licenses and sales	8%	4%	7%	3%
Subscriptions and professional services	17%	20%	18%	21%

Total cost of revenues	25%	24%	25%	24%
Research and development	15%	17%	16%	17%
Sales and marketing	34%	35%	35%	35%
General and administrative	10%	9%	9%	9%
Amortization of intangibles and stock-based compensation	3%	2%	3%	2%

Total costs and expenses	87%	87%	88%	87%

Operating income	13%	13%	12%	13%

Revenues

Product licenses and sales

     Product licenses and sales, including perpetual licenses and sales of partner software and hardware appliances, have represented 43% of total revenues for the three-month and nine-month periods ended September 30, 2003 and 2004. Although the percentages of total revenue remained comparable, the products making up this revenue component have changed significantly over these periods.

     Since the second quarter of 2003, we have offered the Proventia family of network protection appliances that collectively provides unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. These products are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective. In the third quarter of 2004, Proventia represented 61% of our product and license revenues and 53% for the nine-month period ended September 30, 2004. We experienced a 22% overall growth in product and license revenues to $31.2 million over the third quarter of 2003 and a 17% overall growth in product and license revenues to $88.9 million over the first nine months of 2003.

     Our future growth is dependent on a continuation of the positive market response to our Proventia family of products. Over the next twelve months, we expect to extend Proventia in software form to our server and desktop solutions. This expected growth is critical as it represents not only product and license revenues, but also subscription revenues from product support and content, including software blades for certain of our multi-function Proventia appliances, licensed on a subscription basis, and therefore recognized as subscription revenue over the license period.

     Our present product roadmap focuses our development on product offerings and enhancements that will provide broader Proventia appliance offerings and continue to improve central control and manageability, ease deployment and refine information provided. We expect that this focus will make our products more cost effective to implement and maintain and will increase the future level of product licenses and sales.

Subscriptions

     Subscriptions revenue consists of product support and content updates, term licenses of products and security-monitoring fees for our managed services offerings. Subscriptions revenue represented 49% of total revenues in the three months ended September 30, 2004 increasing from 47% of total revenues in the three months ended September 30, 2003. This increase from $28.2 million in the third quarter of 2003 to $35.8 million in the third quarter of 2004 represents growth of 27%. For the nine months ended September 30, 2004, subscriptions revenue increased to 49% of total revenues from 46% of total revenues in the nine months ended September 30, 2003. On a year-to-date basis, there was an increase of 24% from $83.0 million for the nine months ended September 30, 2003 to $102.9 million for the comparable period of 2004.

     Product content and support revenues, the largest component of subscriptions revenue, remained comparable at 31% and 32% of total revenues in the three months ended September 30, 2004 and 2003, respectively. For the nine-month periods ended September 30, 2004 and 2003, product content and support revenues remained at 31% of total revenues. Product content and support includes hardware support of our Proventia appliances, software updates and software blades, technical support and security content, which are provided through contracts executed with customers for a specified term and billed at the time of contract. Such billings are recorded as deferred revenues on our balance sheet and amortized as subscription revenue over the term of the contract. We expect product content and support revenues to increase in the future as our client base that generates product content and support revenues expands and a higher percentage of the total contract value is deferred. This is due to a higher percentage deferral for Proventia appliance sales than our software sales and the sale of software blades on certain models of our multi-function Proventia appliances on a subscription basis. Software license blade sales exceeded subscription revenues from blade sales by approximately $200,000 for the three months ended September 30, 2004 and by approximately $1.4 million for the nine months ended September 31, 2004.

     Managed services revenue accounted for 13% of total revenues for both the three months and nine months ended September 30, 2004, as compared with 12% in the three months ended September 30, 2003, and 11% in the nine months ended September 30, 2003. We believe these increases were due to a strong demand in the market for proven, financially sound, managed security service providers. We are marketing managed services both directly to end users and through partners, including a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers. We also expect sales of managed services to continue to grow steadily as we focus our efforts on marketing offerings to new and existing customers that meet changing needs in today’s environment.

Professional services

     Professional services revenue decreased both in absolute dollars and as a percentage of total revenues from 10% in the three months ended September 30, 2003 to 8% in the three months ended September 30, 2004 and from 11% in the nine months ended September 30, 2003 to 8% in the nine months ended September 30, 2004. This trend is largely the result of our conscious effort to look to our system integration and channel partners to serve as the primary resource to fulfill the services and education needs of our customers.

Geographic regions

     Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2004	2003	2004	2003
Americas	64%	69%	65%	70%
EMEA	21%	18%	21%	18%
Asia/Pacific Rim	15%	13%	14%	12%

     While there have been changes in the proportion of revenues generated by each region, all of the regions experienced growth in revenues when comparing both the three and nine-month periods ended September 30, 2004 and 2003. Revenues in EMEA benefited not only from volume growth, but also from a strengthening currency when comparing 2004 to 2003 since products are primarily sold in the Euro. The financial data for each segment can be found in Note 6 to the Consolidated Financial Statements.

Costs and Expenses

Personnel

     Personnel and related costs represent our largest expense category. We ended the first nine months of 2004 with just under 1,200 employees, up from 1,150 at the beginning of the year. While there have been numerous minor adjustments within the organization during 2004, this increase occurred primarily from the January 2004 acquisition of Cobion.

     We began to use restricted stock, in addition to stock options, as an equity component of compensation beginning in the first quarter of 2004 and expensed $613,000 in the third quarter of 2004 and $1.6 million in the first nine months of 2004 in the expense category in which the recipients are included.

Cost of product licenses and sales

     Cost of product licenses and sales consists of several components. Costs associated with licensing our software products are minor. The substantial portion of our cost of product licenses and sales represents the hardware cost of our Proventia appliances and payments to vendors for their products that we sell or integrate with our managed service offerings. This cost increased in both dollars and as a percentage of product licenses and sales revenue. It increased from 9% in the quarter ended September 30, 2003 to 20% in the quarter ended September 30, 2004. On a year-to-date basis, cost of product licenses and sales increased from 7% of product licenses and sales revenue in 2003 to 17% in 2004. This increase was primarily due to the introduction of the Proventia appliance line beginning in the second quarter of 2003. Cost of product licenses and sales will continue to increase in future periods assuming Proventia appliance sales continue to grow.

Cost of subscriptions and professional services

     Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center costs of providing managed security monitoring services and the costs related to our professional services and training. These costs, as a percentage of subscription and professional services revenues, decreased from 34% and 36% in the three and nine months ended September 30, 2003, respectively, to 30% in both the three and nine months ended September 30, 2004. Increased cost efficiencies allowed these expenses to remain relatively flat during periods of increasing subscription revenues from Proventia sales.

     Costs associated with our technical support personnel and our security operations centers increased as we added personnel to handle additional customers. We gained efficiencies in our security operations centers and restructured our support groups to be more productive so personnel increased at a much lower rate than revenue growth, contributing to the decrease in those costs as a percentage of total revenues. While we continue to seek increased productivity, we expect to increase costs with a continued increase in revenues in the future.

     Offsetting this increase of costs associated with our technical support personnel and our security operations centers is a decrease in costs commensurate with the decrease in professional services and education services revenues.

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

     We continue to add functionality to our product family, providing gateway, network, server and desktop-based solutions, as well as to our security management applications. These improvements, as well as new offerings, are intended to provide our customers with more powerful and easier-to-use solutions for security management across the enterprise. Examples of product introductions in the first nine months of 2004 include the following:

•	Proventia G1200 and G1200-400 Intrusion Prevention Appliances, designed specifically for highly centralized and space-limited network environments.

•	Proventia M30 and M10 Multi-Function Protection Appliances, an all-in-one appliance that identifies and blocks known and unknown threats, as well as unwanted traffic, in a single easy-to-use and manage device.

     Research and development expenses increased in absolute dollars from $10.5 million in the three months ended September 30, 2003 to $11.1 million in the three months ended September 30, 2004, but decreased from 17% to 15% of total revenues for these periods. On a year-to-date basis, these costs increased in absolute dollars from $30.3 million in the first nine months of 2003 to $33.8 million in the first nine months of 2004 and decreased from 17% of total revenues in 2003 to 16% in 2004. The increase in absolute dollars is principally due to the acquisition of Cobion and the amortization of development source code that was licensed in the first quarter of 2004 and is used in our Proventia products. Additionally, we continue to streamline operations as we relocated some engineering functions from our California development facility to Atlanta and offshore.

     While we are committed to continue our investment in X-Force research and development capabilities, which we believe distinguishes ISS from its competitors, we intend to seek leverage in future periods in the research and development area while enhancing current technologies and developing new technologies.

Sales and marketing

     Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. Sales and marketing expenses increased in absolute dollars from $21.1 million in the three months ended September 30, 2003 and $63.3 million in the nine months ended September 30, 2003 to $24.7 million and $73.1 million, respectively, in the corresponding periods of 2004. As a percentage of total revenues, sales and marketing expenses decreased from 35% in the three months ended September 30, 2003 to 34% in the three months ended September 30, 2004. On a year-to-date basis, sales and marketing expenses were 35% of total revenues for both 2003 and 2004. These increases in absolute dollars are due to an increase in our overall sales headcount and higher variable commission expense associated with higher product licenses and sales revenues.

     We expect to achieve leverage in our sales efforts in the future by focusing our direct sales force on large customers that are served either directly by us or through large systems integrators. Our channel, which includes systems integrators, value-added resellers and distributors, will continue to be of importance to us, measured quantitatively by an increasing level of product revenue originating through the channel. During the quarter ended September 30, 2004 the channel represented 73% of our quarterly sales, as compared to 60% in the prior year quarter. We intend to expand the number of partners and use their capabilities to sell to smaller companies and departments of larger companies, as well as extend our reach to larger enterprises through joint selling efforts.

General and administrative

     General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.

     General and administrative expenses of $7.2 million in the third quarter of 2004 and $5.4 million in the third quarter of 2003 represented 10% and 9% of total revenues, respectively. On a year-to-date basis, general and administrative expenses totaled $19.8 million in 2004 and $16.4 million in 2003 representing 9% of total revenues in both periods. The use of outside resources to assist in the design and execution of control testing related to financial control compliance work required by Sarbanes Oxley was the primary contributor to this increase. We expect Section 404 will continue to represent a significant effort and cost to the company in the fourth quarter of 2004 and in 2005 to a lesser degree.

Amortization

     We incurred amortization expense related to intangible assets and stock-based compensation of $1.8 million in the three months ended September 30, 2004 and $1.3 million in the three months ended September 30, 2003. For the nine-month periods, amortization expense was $5.4 million in 2004 and $4.0 million in 2003. These intangible assets and stock-based compensation resulted from acquisitions accounted for under the purchase method of accounting and are amortized over their estimated useful lives and vesting period, respectively. The increase is a result of the amortization of intangibles related to our acquisition of Cobion in the first quarter of 2004.

Interest income

     Interest income increased from $610,000 in the quarter ended September 30, 2003 to $699,000 in the comparable quarter of 2004 due to an increase in the yield on investment-quality commercial paper and similar investments from approximately 1.0% in the third quarter of 2003 to approximately 1.4% during the third quarter of 2004. Interest income for the nine months ended September 30, 2004 totaled $1.7 million as compared to $2.0 million in the nine months ended September 30, 2003. This decrease results from the lower average yield on securities purchased during the period.

Provision for income taxes

     Our effective tax rate was approximately 37% for the three and nine months ended September 30, 2004 and 38% for the three and nine months ended September 30, 2003. The effective rates differ from the statutory rates due to the impact of acquisition-related intangibles and certain operating expenses that are not deductible for income tax purposes as well as federal and state tax credits.

Liquidity and Capital Resources

     Our financial position remained strong through the first nine months of 2004. Our cash and cash equivalents and marketable security investments were $188.6 million at September 30, 2004. Our investments in marketable securities consist solely of highly rated debt obligations with maturities of 12 months or less.

     We continue to meet our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in the first nine months of 2004 totaled $43.7 million. The major components of cash flows provided by operating activities were net income of $17.1 million, non-cash depreciation and amortization expense charges of $17.3 million, income tax benefit of $7.4 million from exercises of employee stock options and an increase in deferred revenues of $5.0 million.

     An important element of our liquidity is the collection of our accounts receivable. We measure our accounts receivable management by our day’s sales outstanding (DSO). This is a measurement of accounts receivable divided by billings in the quarter, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was 82 days at September 30, 2004, within our target range of 75 to 85 days.

     Our net cash used in investing activities of $65.1 million in the first nine months of 2004 resulted primarily from our acquisition of Cobion. The license of development source code used in our Proventia products was more than half of our capital purchases of $11.2 million. Investing activities also included changes in our marketable securities that have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. The cash flow statement included the purchase of $64.5 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $44.2 million.

     Our financing activities used $46.2 million of cash in the first nine months of 2004. This was principally due to the repurchase of 3.3 million shares of our common stock in the open market at an aggregate cost of $50.0 million. The original stock repurchase plan expired in July 2004 and a new repurchase program to repurchase up to $50 million of our common stock through July 2005 was authorized by the Board of Directors in July 2004. Since the inception of the stock repurchase plans, we have purchased 4.6 million shares at an average cost of $14.76 per share for a total cash outlay of approximately $67.9 million. Also, in the first nine months of 2004, the exercise of stock options by our employees and the issuance of common stock through our employee stock purchase plan generated funds of approximately $3.4 million.

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

Off-Balance Sheet Arrangements

     Payments for certain of our operating leases are secured by two collateralized stand-by letters of credit totaling approximately $10.3 million at September 30, 2004. These stand-by letters of credit guarantee our payment obligations on the leases and are renewable annually over the duration of the applicable leases. If we default on the lease payments, the landlords can make a claim against the letters of credit. We, in turn, would be liable to the letter of credit issuers. Our stand-by letters of credit are collateralized by securities worth $12.8 million at September 30, 2004. Other than these non-cancelable operating leases, we have no off-balance sheet financing arrangements, any relationships with “structured finance” or “special purpose” entities, or any contractual obligations with unconsolidated entities that are reasonably likely to impact our liquidity.

Risk Factors

     Forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to known and unknown risks and uncertainties. Our forward-looking statements contained in this Quarterly Report on Form 10-Q and elsewhere should be considered in light of the following important risk factors. Variations from our stated intentions or failure to achieve objectives could cause actual results to differ from those projected in our forward-looking statements. With respect to our Business Outlook published in our earnings press release for the quarter ended September 30, 2004, you may continue to rely on this Business Outlook prior to the start of our quiet period for the quarter ending December 31, 2004 (the “Q4 Quiet Period”), unless we have published a notice stating otherwise. During the Q4 Quiet Period, ISS and its corporate representatives will not comment concerning our previously published Business Outlook. During the Q4 Quiet Period, the Company’s press releases and filings with the SEC on Forms 10-K and 10-Q should be considered historical, speaking as of a date prior to the Q4 Quiet Period only and not subject to update by the Company. The Q4 Quiet Period is expected to run from December 15, 2004 until financial results for the quarter ending December 31, 2004 are released.

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

     We introduced our new Proventia appliance line in April 2003 that includes intrusion prevention and multi-function security protection. Given our limited history with these products, it may be difficult to plan or project our revenues accurately in the future. While initial reaction to these products have had a positive impact on company results, failure to continue to gain further market acceptance could result in revenues below our expectations and our operating results could be adversely affected.

Our Future Operating Results Will Likely Fluctuate Significantly

     We cannot predict our future revenues and operating results with certainty. However, we do expect our future revenues and operating results to fluctuate due to a combination of factors, including:

•	the growth in the acceptance of, and activity on, the Internet and the world wide web, particularly by corporate, institutional and government users;

•	the extent to which the public perceives that unauthorized access to and use of online information are threats to network security;

•	customer budgets;

•	the mix of product sales among the various products offered by ISS and whether revenue is recognized upon sale or deferred to subsequent periods;

•	the volume and timing of orders, including seasonal trends in customer purchasing;

•	our ability to develop new and enhanced product and managed service offerings and expand our professional services capabilities;

•	the introduction and acceptance rate of ISS branded appliances, including increased cost of goods sold;

•	our ability to accurately forecast and produce demanded quantities of our appliance products and models;

•	availability of component parts of appliance products and reliance on contract manufacturers to produce such products;

•	our ability to provide scalable managed services offerings in a cost effective manner;

•	foreign currency exchange rates that affect our international operations;

•	product and price competition in our markets; and

•	general economic conditions, both domestically and in our foreign markets.

     We focus our efforts on sales of enterprise-wide security solutions, which consist of our entire product suite and related professional services, and managed security services, rather than on the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff. In addition, the revenues associated with particular sales vary significantly depending on the number of products licensed by a customer, the number of devices used by the customer and the customer’s relative need for our professional services. Large individual sales, or even small delays in customer orders, can cause significant variation in our license revenues and results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software and services companies, many of our customers typically complete transactions in the last month of a quarter.

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

     Our ability to provide timely guidance and meet the expectations of investors with respect to our operating and financial results is affected by the tendency of a majority of our sales to be completed in the last month of a quarter. We may not be able to determine whether we will experience material deviations from guidance or expectations until the end of a quarter.

Dependence on Third Party Suppliers and Manufacturers

     We carry little inventory of our appliance products and we rely on suppliers to deliver necessary components to our contract manufacturers in a timely manner based on the forecasts we provide. We currently purchase some Proventia appliance components and contract manufacturing services from single or limited sources. If shortages occur, supplies are interrupted, or we underestimate demand for models, we may not be able to deliver products to our customers and our revenue and operating results would be adversely affected. Because our supply of hardware is based on short-term forecasts and purchase orders, our contract manufacturers are not obligated to purchase components for greater quantities over longer periods. We provide six-month forecasts of our demand to our contract manufacturers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory and, based on lead times, this could interrupt manufacturing and result in delays in shipments and revenues.

We Face Intense Competition in Our Market

     The market for network security monitoring, detection, prevention and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within the following categories:

•	large companies, including Symantec Corp., Cisco Systems, Inc., Juniper Networks, Inc., and McAfee, Inc., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

•	software or hardware network infrastructure companies like Cisco Systems, Inc. and Juniper Networks, Inc. that could integrate features that are similar to our products into their own products;

•	smaller software companies offering relatively limited applications for network and Internet security; and

•	small and large companies with competitive offerings to components of our managed services offerings.

     Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, represent risks. For example, Symantec Corp., Cisco Systems, Inc., McAfee, Inc., and Juniper Networks, Inc. have acquired during the past several years smaller companies which have intrusion detection or prevention technologies. These acquisitions will make these entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection, prevention and response products and managed security services, which increases pricing pressures within our market.

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

     In addition, with the introduction of our multi-function Proventia appliance, we have offerings that compete with vendors of firewalls, VPNs, anti-virus systems, and content and spam filtering products. These offerings are competitive with a broader spectrum of network security companies, as well as those that also offer multi-function appliances or broad product suites, like Symantec Corp.

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

     If we are unable to fix errors or other product problems that later are identified after full deployment, or if we fail to meet our service levels for managed security services, in addition to the consequences described above, we could experience:

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

Our Products are Complex and Are Operated in a Wide Variety of Computer Configurations, Which Could Result in Errors or Product Failures

     Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. We discover errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays and could experience lost revenues during the period required to correct these errors. Our customers’ computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others.

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

We Must Continue to Attract and Retain Personnel in a Competitive Marketplace

     We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, restricted stock or similar incentive stock awards. Increases in shares available for issuance under our incentive stock plans and new incentive stock plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future plans or increases. Our current incentive stock plan expires in September 2005 and we believe that sufficient shares are available for issuance under that plan to meet our needs until it expires. We currently expect to propose a new incentive stock plan to stockholders at our annual stockholders meeting in 2005. Additionally, current proposed accounting standards would require corporations to include compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

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

     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its officers and directors were named as defendants in a consolidated amended complaint that was filed in the United States District Court for the Northern District of Georgia on October 9, 2002. The lawsuit purported to be brought on behalf of a class of investors who purchased the Company’s stock during the period from April 5, 2001 through August 14, 2001. The lawsuit alleged violations of the federal securities laws. On September 3, 2003, the court dismissed, with prejudice, the consolidated amended complaint and all rights to appeal expired in May 2004.

On August 17, 2004, the Company filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”). The action seeks the court’s declaration that the Company’s products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid. SRI has filed a motion to dismiss the action, which the Company has opposed. On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”). The complaint in the Delaware Action alleges that the Company’s SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief. The Company has filed a motion to dismiss the Delaware Action, which SRI has opposed.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) The following table provides information about purchases by the Company of its common stock during the three months ended September 30, 2004: All such purchases were made in open-market transactions pursuant to a repurchase plan publicly announced on July 21, 2004. Under this repurchase plan, the Company has been authorized by the Board to repurchase up to $50 million of its outstanding common stock over the 12 months ending July 19, 2005. The Company had a prior repurchase plan in place that terminated on July 14, 2004 and no further purchases can be made under that plan. Through September 30, 2004, the Company had purchased approximately 4.6 million shares at an aggregate cost of approximately $67.9 million under the current and prior repurchase plans.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
			as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet Be
	of	Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
7/1/04-7/31/04	176,000	$14.96	176,000	$47,362,000
8/1/04-8/31/04	898,000	$14.16	898,000	$34,657,000
9/1/04-9/30/04	334,000	$15.45	334,000	$29,489,000

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2000 and incorporated by reference herein).

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 373-44529 and incorporated by reference herein).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock dated July 24, 2002 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed March 28, 2003 and incorporated by reference herein).

4.1	Specimen Common Stock certificate (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-100954, filed November 1, 2002 and incorporated by reference herein).

4.2	Form of Rights Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 24, 2002 and incorporated by reference herein.)

4.3	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

4.4	1999 Network ICE Stock Option Plan, incorporated by reference to Exhibit 4.1 to Form S-8, Registration No. 333-62658, filed on June 8, 2001.

4.5	Restated 1995 Stock Incentive Plan (as amended and restated as of May 23, 2001) incorporated by reference to Exhibit 4.2 to Form S-8, Registration No. 333-62658, filed June 8, 2001.

4.6	Netrex, Inc. 1998 Stock Plan incorporated by reference to Exhibit 99.15 to Form S-8, Registration Statement No. 333-89563, filed October 22, 1999.

4.7	vCIS, Inc. 2001 Stock Plan incorporated by reference to Exhibit 4.1 to Form S-8, Registration Statement No. 333-100954, filed November 1, 2002.

11	Computation of Per Share Earnings *

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share”, is provided in Note 5 to the consolidated financial statements in this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.
(Registrant)

Date: November 1, 2004	By /s/ Richard Macchia

Senior Vice President Finance and Administration and Chief Financial Officer (on behalf of registrant and as principal financial officer)