Form 10-K
period 2004-12-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2005-03-16
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-23655
INTERNET SECURITY SYSTEMS, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	58-2362189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6303 Barfield Road Atlanta, Georgia (Address of principal executive offices)	30328 (Zip code)
Registrant’s telephone number, including area code:  (404) 236-2600
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

Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☒         No    ☐
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2004 as reported on the Nasdaq National Market, was approximately $559 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).
     As of March 3, 2005 the Registrant had 50,876,113 outstanding shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2005 are incorporated by reference into Part III of this Form 10-K.

     In this Form 10-K, the words “Internet Security Systems,” “ISS,” “the Company,” “we,” “our,” “ours,” and “us” refer to Internet Security Systems, Inc., and its subsidiaries.
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
      Internet Security Systems, Network ICE, System Scanner, Wireless Scanner, SiteProtector, SecurePartner and X-Press Update are trademarks and service marks, BlackICE is a licensed trademark and the Internet Security Systems logo, X-Force, Proventia, RealSecure, Internet Scanner, and Database Scanner are registered trademarks and service marks, of Internet Security Systems, Inc. Each trademark, trade name or service mark of any other company appearing herein belongs to its holder.
PART I

Item 1.	Business
Introduction

Overview
      Internet Security Systems, Inc. is a trusted security expert to global enterprises and world governments, providing software, appliances and services that protect IT infrastructure against Internet threats. An established world leader in security since 1994, ISS delivers proven cost efficiencies and reduces regulatory and business risk across the enterprise for customers worldwide. ISS products and services are based on the proactive security intelligence conducted by its research and development team. With headquarters in Atlanta, ISS operates throughout the Americas, Asia, Australia, Europe and the Middle East. ISS is publicly traded on the Nasdaq (ISSX).
      The mailing address for our headquarters is 6303 Barfield Road, Atlanta, Georgia, 30328, and our telephone number at that location is (404) 236-2600. Our website can be found at www.iss.net. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them electronically with, or furnish them to, the Securities and Exchange Commission. Our Corporate Governance Guidelines and Code of Conduct are also available on our website and are available in print to any stockholder who mails a request to our headquarters, attention to the Corporate Secretary. Our website also contains other corporate governance-related documents that may be of interest to stockholders. The information on our website is not part of this Form 10-K.

Products and Services
      ISS software and appliance products provide preemptive security across all layers of IT infrastructure: network gateways, servers and endpoint devices like PCs, laptops and handhelds. Our products incorporate a variety of security technologies, including intrusion prevention systems (IPS), intrusion detection systems (IDS), firewall and virtual private networking (VPN), content security, web filtering, antispam, antivirus, vulnerability assessment and security management. Our primary product line for enterprises consists of Proventia® appliances. We expect to introduce Proventia software products in 2005. We continue to market and sell our legacy brand of RealSecure® software solutions. And we offer two small office and consumer products, BlackICEtm PC Protection and BlackICE Server Protection software. Below is a more detailed overview of ISS’ product offerings organized by security technology.
      We use a range of fee structures to license our products, depending on the type of product and the intended use. Fees for our product line can be comprised of three components: 1) a platform fee, which includes the hardware and a perpetual or term license to the underlying software; 2) annually renewable software and hardware maintenance, which includes technical support and repair; and, 3) annually renewable content subscriptions, which provide security updates. A variety pricing structures are offered to fit different customer environments.

Intrusion Prevention
      ISS offers Proventia intrusion prevention appliances to preemptively protect enterprise network gateways, the connections between the network and the outside world. These appliances proactively block malicious attacks from entering the network and are available in a variety of models rated for speed and capacity. In 2005, ISS expects to introduce two new Proventia software products with intrusion prevention technology for servers and endpoint PC desktops and laptops.

Intrusion Detection
      ISS offers Proventia intrusion detection appliances for network IDS, forensics and response technology. These appliances come in a range of models with varying speeds and capacity. ISS continues to maintain its legacy IDS products, RealSecure Network 10/100 and RealSecure Network Gigabit software.

Integrated Security (combines IPS, firewall, VPN, Web filtering, antispam and antivirus)
      ISS offers Proventia integrated security appliances to provide robust protection for remote and branch offices that are simple to deploy and manage. These appliances combine intrusion prevention, firewall, VPN, Web filtering, antispam and antivirus in a single device and come in a range of models with varying speeds and capacity.

Vulnerability Assessment
      ISS offers Internet Scanner® software for comprehensive vulnerability assessment across enterprise networks, servers, desktops and wireless networks.

Content Security
      ISS offers Proventia Mail Filter and Proventia Web Filter for content security. Proventia Mail Filter monitors the content of your e-mail traffic, eliminating spam and blocking undesirable or illegal content. Proventia Web Filter blocks unwanted Web content.

Security Management
      ISS offers the SiteProtector centralized management system for scalable, centralized management of all ISS products. SiteProtector significantly reduces demand on staff and other operational resources. The SiteProtector Security Fusion module uses advanced data correlation and analysis to derive the likelihood of a successful attack from aggregated vulnerability assessment information. The SiteProtector Third Party module interfaces with market leading firewalls — such as CheckPoint and Cisco PIX — to automate the collection of audit and intrusion detection events into the SiteProtector system for advanced analysis.

Consumer/ Small Office Products
      We continue to offer BlackICE PC Protection and BlackICE Server protection software for powerful, affordable firewall and intrusion detection for the consumer and small office product market.

Services and Support
      ISS offers both professional and managed security services to help enterprise customers reduce the risk of online attacks. Professional Security Services from ISS help enterprises plan and implement a security strategy with assessment, design, deployment, management and education services. For organizations lacking the time, expertise or appropriate internal resources to effectively secure their corporate networks and online resources, we offer Managed Security Services. Our Managed Security Services provide 24/7 monitoring and management, advanced correlation, event prioritization and rapid incident response upon detection.
      Managed security services fees are determined by the complexity of the monitoring arrangement and by the number of devices being monitored. These fees are typically billed monthly as services are performed. Our professional services fees are calculated either on a fixed-fee basis or an hourly rate per consultant based on the scope of the engagement, market sector and geographical territory. Educational services are calculated on a per-class basis.
      ISS offers technical support to customers worldwide. Our standard annual support contract provides 24x7 telephone technical support, 24x7 online support incident submission and tracking, product updates and enhancements, access to the True Blue Customer Portal, online incident submission and tracking, priority notification of new and emerging security threats, and unlimited access to the ISS Knowledgebase and X-Force Threat and Vulnerability Database. North America customers may upgrade their standard support contracts to select support or premium support for better response times, access to senior technical support, and other services. Maintenance agreements are generally renewable annually.

Sales, Marketing and Customers
      As of the end of fiscal 2004, our worldwide sales and marketing organization consisted of 363 individuals, including managers, sales representatives, and technical support personnel. We have field sales offices in 22 countries and sell our products and services both directly and through a variety of channels with support from our sales force. A substantial portion of our products and services are sold through our channel partners and the remainder are sold through direct sales. Our channel partners include system integrators, service providers, other resellers, distributors, and retail partners. During 2004, indirect sales accounted for 68% of product licenses sold.
      System integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to security product sales. System integrators also typically integrate our products into an overall solution. Distributors typically sell to system integrators, service providers, and other resellers who sell to the end customer, a two-tier system. Revenue from the channel is recognized based on the sell-through method, meaning that the sale has occurred with the channel for an identified end user.
      Our sales organization is divided into three geographic areas: the Americas (United States, Canada, Latin America and South America), EMEA (Europe, Middle East and Africa) and Asia/ Pacific. These geographic areas represent our three reportable segments. The accounting policies of the reportable geographic segments are the same as described under the caption “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our consolidated financial statements, and are applied consistently across the segments. Revenues, as a percentage of total revenues, for each segment are as follows:

	2004	2003	2002

Americas	64%	69%	72%
EMEA	22	19	15
Asia/ Pacific	14	12	13
      Our marketing activities include market segment and competitive analysis, strategic brand and product planning, public relations, industry analyst relations and education; publication of technical and educational articles in both print and online media (through our white papers, and through our own print and online newsletters and/or magazines); direct mail and email; participation in industry tradeshows; product/technology conferences, seminars, and web casts; competitive analysis; sales training; advertising and development and distribution of marketing literature; and maintenance of our Web site.
      We provide products and services to a variety of customers worldwide, including many of the world’s largest banks, IT companies, telecommunications providers, auto manufacturers and insurance providers. We view our primary customers as enterprise, service provider and risk management enterprises, but we have also developed products and services for the consumer and small office market. Our enterprise market customers generally have annual revenues exceeding $500 million.

X-Force Research
      Our X-Force research organization is a group of security experts who investigate security flaws in software that could become the target of online attacks as well as emerging threats that appear on the Internet. From X-Force research, we develop updates for our products and services to protect against the latest vulnerabilities and threats. These updates quickly and easily self-install into our software and appliances. X-Force research and analysis is a differentiator for our offerings, which help keep our customers ahead of online threats. By researching the actual vulnerabilities, or weak spots in software that become the point of entry for new attacks, we create protection updates that shield the weak spots, often before a threat is even developed.
      The X-Force organization operates out of our Global Threat Operations Center — which is a specialized threat intelligence facility in Atlanta that collects security trend information from our five state-of-the-art Security Operations Centers operating on three continents — to analyze the nature and severity of any threat in real-time. The X-Force then helps deliver our solutions to market via alerts, advisories, product updates, professional services, emergency response services and 24/7 remotely managed security services. In addition, the X-Force produces a fee-based X-Force Threat Analysis Service for customers that require immediate, comprehensive notification of security events, threats and vulnerabilities.

Product Development
      We use a multiple product sourcing strategy that includes internal development, licensing from third parties, and acquisitions of technologies or companies. Beginning in the second quarter of 2003, we began to aggressively transition our product development efforts from primarily software-based products towards our Proventia appliance products that deliver network protection solutions on ISS-branded network hardware. These appliances improve protection and flexibility for customers, and reduce costs through simple procurement, deployment and management. We have incorporated a modular design in our software products to permit plug-and-play capabilities, although customers often use our professional services or our strategic partners to install and configure products for use in larger or more complex network systems.
      We use strategic acquisitions and partnerships as necessary to provide certain technology, people and products for our overall product and services strategy. We consider both time to market and potential market share growth when evaluating partnerships, acquisitions of technologies, product lines or companies.

Competition
      The market for network security monitoring, detection, prevention and response solutions is intensely competitive, and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for information security solutions include security effectiveness, manageability, technical features, performance, ease of use, price, scope of product offerings, professional services capabilities, distribution relationships and customer service and support. Although we believe that our solutions generally compete favorably with respect to such factors, we cannot guarantee that we will compete successfully against current or potential competitors, especially those with significantly greater financial resources or brand name recognition.

      We compete against many companies who offer competing products to our technology solutions and competing services to our response and support. Some of the companies we compete against are Symantec, McAfee Security (formerly Network Associates), Checkpoint, and Cisco. In addition, we compete with large technology companies such as Computer Associates, IBM, and Microsoft that may offer network and system protection products as enhancements to their operating systems; we also face competition from smaller companies and shareware authors that may develop competing products.
Customers
      No customer accounted for more than 10% of our consolidated revenues in 2004, 2003 or 2002. Target customers include both public and private sector organizations, as well as consumers, that use Internet protocol enabled information systems. Business customers represent a broad spectrum of organizations within diverse sectors, including financial services, technology, telecommunications, and government and information technology services.
Intellectual Property
      We rely primarily on copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. We have obtained one United States patent, one Taiwanese patent and have a number of patent applications pending in the United States and certain foreign jurisdictions. We believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that our competitors will not develop technologies that are similar to ours. We generally license our software products to end users in object code (machine-readable) format. Some of our customers have required us to maintain a source-code escrow account with a third-party software escrow agent, and a failure by us to perform our obligations under any of the related license and maintenance agreements, or our insolvency, could result in the release of our product source code to such customers. The standard form license agreement for our software products allows the end user to use our products solely on the end user’s computer equipment for the end user’s internal purposes, and the end user is generally prohibited from sublicensing or transferring the products.
      Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
Employees
      As of December 31, 2004, we had 1,200 employees, of whom 276 were engaged in product research and development, 363 were engaged in sales and marketing, 280 were engaged in customer service and support, 96 were engaged in professional services, and 185 were engaged in administrative functions. We believe that we have good relations with our employees.

Item 2.	Properties
      We currently lease three buildings totaling approximately 289,000 square feet in Atlanta, Georgia for our headquarters and research and development facility. The lease on these three buildings expires in May 2013.
      We lease additional office space in Chicago, Illinois; Mountain View, California; Southfield, Michigan; New York, New York; Paramus, New Jersey and Washington, D.C., as well as small executive suites in a number of United States cities. In addition, we lease office space in Sao Paulo and Rio de Janeiro, Brazil; Buenos Aires, Argentina; Mexico City, Mexico; Brussels, Belgium; London, England; Paris, France; Kassel

and Stuttgart, Germany; Stockholm, Sweden; Milan, Rome and Padova, Italy; Madrid, Spain; Zurich, Switzerland; Amsterdam, Netherlands; Warsaw, Poland; Cairo, Egypt; Seoul, Korea; Brisbane, Australia; Singapore; and Osaka and Tokyo, Japan.
      We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings
      On August 17, 2004, the Company filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”). The action seeks the court’s declaration that the Company’s products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid. SRI has filed a motion to dismiss the action, which the Company has opposed. On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”). The complaint in the Delaware Action alleges that the Company’s SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief. The Company has filed a motion to dismiss the Delaware Action, which SRI has opposed. The Company intends to defend the Delaware Action vigorously and believes it has meritorious defenses.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our Common Stock is quoted on the Nasdaq National Market under the symbol “ISSX”. The following table lists the high and low per share sales prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

2004:	High	Low

First Quarter	$21.21	$15.65
Second Quarter	19.25	12.98
Third Quarter	17.25	12.60
Fourth Quarter	25.76	16.86

2003:	High	Low

First Quarter	$24.20	$9.89
Second Quarter	17.23	9.85
Third Quarter	15.69	10.84
Fourth Quarter	19.07	12.41
      As of March 3, 2005, there were 50,876,113 shares of our Common Stock outstanding held by 264 stockholders of record.
      We have never declared nor paid cash dividends on our capital stock. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors will determine future dividends, if any.
      On October 29, 2003, ISS announced a voluntary option exchange program intended to reduce the number of outstanding options. Stock options with exercise prices exceeding $30 per share were eligible. Our directors and five most senior executive officers, including the chief executive officer, were not eligible to participate in the program. Approximately 783,000 of the 1,343,000 eligible option shares with exercise prices between $30 and $83 per share elected to participate in the program and these options were cancelled on November 27, 2003. New options totaling approximately 313,000 shares were issued on June 1, 2004. This transaction is exempt from registration under Section 3(a)(9) of the Securities Act of 1933.
      Information on our securities authorized for issuance under our equity compensation plans is incorporated by reference from our Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission in Item 12 of Part III of this Annual Report on Form 10-K.
Purchases of Equity Securities
      The following table provides information about purchases by ISS of its common stock during the three months ended December 31, 2004. All such purchases were made in open-market transactions pursuant to a repurchase plan publicly announced on July 21, 2004. Under this repurchase plan, ISS has been authorized by the Board to repurchase up to $50.0 million of its outstanding common stock over the 12 months ending July 19, 2005.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs

10/1/04-10/31/04	—	—	—	$29,489,000
11/1/04-11/30/04	160,000	$23.65	160,000	$25,705,000
12/1/04-12/31/04	110,000	$24.29	110,000	$23,033,000

Item 6.	Selected Financial Data
      The financial data set forth below for each of the three years in the period ended December 31, 2004 and as of December 31, 2004 and 2003 has been derived from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001 and 2000 has been derived from audited financial statements not included herein. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(amounts in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
Product licenses and sales	$126,112	$107,117	$121,093	$122,385	$119,703
Subscriptions	140,693	112,855	92,945	66,687	41,706
Professional services	23,088	25,809	29,247	34,487	33,566

Total revenues	289,893	245,781	243,285	223,559	194,975
Cost of revenues
Cost of licenses and sales	22,388	9,528	6,688	13,439	22,653
Amortization of acquired technology	6,851	4,404	3,649	2,624	638
Cost of subscriptions and services	48,999	48,686	51,133	50,708	36,771

Total cost of revenues	78,238	62,618	61,470	66,771	60,062
Research and development	42,976	41,843	35,280	35,413	31,316
Sales and marketing	100,966	87,452	93,679	92,001	68,032
General and administrative	27,568	22,661	24,271	20,442	14,481
Write-off of lease obligation	—	—	—	1,072	—
Charge for in-process research and development	—	—	18,537	2,910	—
Amortization of goodwill	—	—	—	26,505	479
Amortization and write-off of intangibles and stock-based compensation	402	1,611	2,025	2,603	36

Operating income (loss)	39,743	29,596	8,023	(24,158)	20,569
Other income (expense), net	(866)	(1,560)	990	(68)	—
Gain on issuance of subsidiary stock	292	249	2,600	15,200	—
Net income (loss)	$26,293	$19,737	$1,779	$(15,458)	$18,315

Diluted net income (loss) per share	$0.54	$0.39	$0.04	$(0.34)	$0.41

	December 31,

	2004	2003	2002	2001	2000

	(amounts in thousands)
Consolidated Balance Sheet Data:
Cash and marketable securities	$211,049	$238,181	$202,316	$163,167	$132,148
Working capital	199,241	229,743	187,387	149,080	145,133
Goodwill, less accumulated amortization	224,065	201,303	200,464	197,060	3,167
Total assets	598,902	581,282	546,568	500,984	240,240
Stockholders’ equity	481,580	486,343	464,556	426,935	188,389

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-K. Except for the historical financial information, many of the matters discussed in this Item 7 may be considered “forward-looking” statements. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Many of the risks and uncertainties are described below under the caption “Risk Factors”.
Overview
      We focus on providing enterprise-wide pre-emptive protection. We provide such protection with our comprehensive line of products and services. These include ISS’ SiteProtector centralized management system; a product family consisting of network and host intrusion prevention, integrated security appliances, desktop protection and vulnerability protection; and ISS’ Managed Security Services and Professional Security Services. The integrated security appliance includes, in addition to intrusion prevention, firewall, virtual private network, anti-virus protection, content filtering and e-mail security, including anti-spam.
      This combination of products and services forms our Proventia Enterprise Security Platform (ESP), which contributes to business process optimization by maintaining a delicate balance between IT-performance, availability and risk — ultimately stopping cyber threats before they impact operations. Unlike traditional approaches to security, which focus on improving reaction times, Proventia ESP is designed to avoid security incidents by combining continuous vulnerability assessment and threat prevention with enterprise-wide information management and reporting capabilities. Our objective is to enable companies to shield security vulnerabilities across their entire IT infrastructure — before attacks are released.
      We currently plan to continue to evolve the Proventia Enterprise Security Platform by further automating enterprise security policy and delivering it within the context of existing IT processes.
      Our managed services offerings currently provide remote management of our best-of-breed security technology, focusing on security assessment and intrusion detection, intrusion prevention and desktop protection systems, and include firewalls, VPNs, anti-virus and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers’ needs and providing professional and managed services.
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
Critical Accounting Policies
      The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition
      We recognize revenue in the following categories:

•	Product licenses and sales, which include revenue from sales of perpetual software licenses and products;

•	Subscription revenues, which include product support and content updates, term licenses, subscription licenses and managed service arrangements; and

•	Professional services revenues, which includes fee-based service engagements and training.
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

Product licenses and sales
      We recognize perpetual software license revenues, assuming all other revenue recognition criteria are met, upon (1) delivery of the software and (2) issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than twelve months, revenue is recognized as such amounts become due and payable. Revenue is also deferred when payment terms are extended for periods less than twelve months and such sales are deemed either not to be fixed or determinable or collection is not probable based on evaluation of all terms of the transaction.
      Product sales consist primarily of appliances sold in conjunction with ISS licensed software. These sales are recognized upon shipment to the customer provided all other revenue recognition criteria for software license revenue recognition are met.
      Sales of products are generated both through direct sales to end-users as well as through various partners, including system integrators, value-added resellers and distributors. Revenue from product licenses and sales is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met. We offer evaluation software available via download from our website and evaluation units for appliance-based products that allow potential customers to see the functionality of the products on their own networks prior to purchase. At the point of delivery, the customer has no right of return.

Subscription revenues
      Renewable product support and content updates are separate components of product licenses and sales. Security monitoring and management services for information assets and systems are part of managed services and associated revenues are recognized and billed as such services are provided. Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally twelve months. We generally invoice for product support, content updates and term licenses at the beginning of the term and recognize revenue ratably over the subscription term.
      Historically, our appliance and software sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the license or product amount. The majority of the initial price paid by the customer for certain Proventia integrated security appliance models currently is for selected content blades, which customers acquire for a specified term that is recognized over such term as subscription revenue. The Company is considering changing the pricing model for our Proventia integrated security appliances to our historical model. Under this model customers would acquire the appliance and all content blades, which would be recorded as product revenue in the period of sale, and pay annual support and content fee in the historical range of 20% to 30% of the product amount.

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

Multiple elements arrangements
      Our sales of product and/or software licenses are multiple element arrangements that include product support and content updates and may include other subscription or professional services delivered after the product or software license. Revenue is generally recognizable before delivery of every element of the arrangement when all of the following requirements exist:

•	vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements;

•	the functionality of the delivered elements is not dependent on the undelivered elements; and

•	delivery of the delivered elements represents the culmination of the earnings process.
      We recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product and license revenues. We allocate revenue to the delivered products and licenses using the residual method. Under the residual method, we allocate discounts inherent in the arrangement to products and product support and content updates associated with products that are initially delivered and recognize the other elements as they are delivered based on the VSOE, which is determined based on transactions where the company sells those elements separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties.

Allowance for doubtful accounts
      Our sales are global, with customers located in the Americas, EMEA, and Asia/ Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At December 31, 2004, the allowance for doubtful accounts totaled $3.1 million, or 4.0% of the $78.5 million of total trade receivables. This 4.0% allowance of receivables reflects our practice to leave accounts on our general ledger and provide reserves pending final resolution of collectibility rather than to write-off such accounts.
      Our bad debt expense for the year ended December 31, 2004 amounted to $1.2 million compared to $1.1 million in 2003 and $2.1 million in 2002. The provision for 2004 was a lower percentage of total revenues compared to 2003 due to the continued absence of any significant new identified exposures for the second straight year.
      We continued to monitor the Asia situation that contributed to the higher bad debt expense level in 2002. In January 2004, a new distributor for China assumed the rights and the obligations of the distribution agreement for ISS products from the old distributor. In connection with this agreement, we modified the new distributor’s obligations, which resulted in an additional $200,000 of bad debt expense recorded in the fourth quarter of 2003 and the write-off of $1.1 million against the allowance account. We established a firm repayment schedule and have received timely payments under this schedule. The remaining balance, which has been reduced to $630,000 at January 31, 2005, is scheduled to be paid in the first half of 2005.
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
      We currently have goodwill and other acquisition related intangibles of approximately $244 million, with $195 million of goodwill related to our June 2001 acquisition of Network ICE Corporation (“Network ICE”) and $24 million of goodwill related to the January 2004 acquisition of Cobion, a privately held company based in Kassel, Germany (“Cobion”). The determination of whether or not goodwill is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based on forecasted discounted cash flows through 2008 and on our stock market valuation. Neither method indicated that our goodwill had been impaired and, as a result, we did not record any impairment losses related to goodwill during the year ended December 31, 2004. Other intangibles of approximately $20 million are principally acquired technology from the Network ICE and Cobion acquisitions that are components in our current product offerings.

Recently Issued Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board issued SFAS Statement No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.
      The Company expects to adopt SFAS 123R on July 1, 2005. SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and the impact SFAS 123R will have on the financial statements.
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

      In January 2004, we acquired Cobion. Cobion provides content filtering and anti-spam technology that protects individuals and enterprises against unwanted Web content, spam, misuse of information and lost productivity. The purchase price was approximately $33 million in cash plus the direct costs of acquisition. The Cobion product continues to be sold on a stand-alone basis and through OEM relationships and is a component of our integrated security appliance.
      In October 2002, we completed the acquisition of privately held vCIS, Inc. (“vCIS”) of Santa Clara, California, a developer of patent-pending, next-generation, pre-emptive behavioral inspection technology. The technology prevents malicious code from executing and causing damage before it has an opportunity to interact with the enterprise network. The aggregate purchase price was $19.6 million and was primarily allocated to in-process research and development. In-process research and development had not yet reached technological feasibility and was required to be expensed at the time of acquisition under GAAP. As a result, we incurred an expense of $18.5 million in the fourth quarter of 2002. Of the remaining purchase price, $1.2 million was allocated to the assembled workforce, which is being amortized over three years, $200,000 was allocated to net tangible assets, principally fixed assets, and $300,000 of liabilities were assumed. In the fourth quarter of 2003 we committed to a plan to close the research and development facility in Sydney, Australia, transferred knowledge of the product to our Atlanta-based personnel, and wrote off the remaining approximately $700,000 of the intangible asset related to the vCIS workforce. The closing of the Sydney facility was completed in the first half of 2004.
      In August 2002, Internet Security Systems KK (“ISS KK”), our Asia-Pacific subsidiary, acquired a distributor in Singapore, TriSecurity Holdings Pte Ltd. (“TriSecurity”). TriSecurity was the sole distributor for ISS KK in Southeast Asia, including India, and its business was almost exclusively focused on ISS solutions. This acquisition provides our Asia-Pacific subsidiary direct support capabilities for their customers in Southeast Asia and allows ISS KK to expand its capabilities in this growing market. The consideration consisted of 1,000 shares of ISS KK stock and approximately $1.2 million of cash. Goodwill of approximately $4.0 million related to the purchase was recorded. During the first quarter of 2003, ISS KK amended the agreement and agreed to make payment of 245 shares of ISS KK in each of the first quarters of 2004 and 2005, relating to annual contingent consideration payments defined in the 2002 purchase agreement. Due to regulatory issues, the agreement was amended prior to the 2004 payment to make the 2004 and 2005 payments in cash in lieu of shares. Additional consideration of $498,000 was paid in February 2004 based on the fair market value of the 245 shares, and is reflected in goodwill at December 31, 2004.

Results of Operations
      The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

Consolidated Statements of Operations Data:
Product licenses and sales	43%	44%	50%
Subscriptions	49	46	38
Professional services	8	10	12

Total revenues	100	100	100

Cost of revenues:
Product licenses and sales	8	4	3
Amortization of acquired technology	2	1	1
Subscriptions and professional services	17	20	21

Total cost of revenues	27	25	25
Research and development	15	17	15
Sales and marketing	35	36	39
General and administrative	9	9	10
Charge for in-process research and development	—	—	8
Amortization and write-off of intangibles and stock based compensation	—	1	1
Total costs and expenses	86	88	98

Operating income	14%	12%	2%
Revenues

Product licenses and sales
      Since the second quarter of 2003, we have offered the Proventia family of network protection appliances that collectively provides unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. These products are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective. The market response has been dramatic as Proventia grew from 23% of product license and sales revenues in its year of introduction to 53% in 2004.
      Product licenses and sales increased by 18% in 2004 from 2003 due to this positive market response to our Proventia line, reversing a decreasing trend for the previous three years. This revenue category decreased slightly to 43% of total revenues in 2004 compared to 44% in 2003 and 50% in 2002 as subscription revenues continued to grow significantly.
      Our future growth is dependent on a continuation of the positive market response to our Proventia family of products. We expect to extend Proventia to our server and PC desktop and laptop solutions delivered as software offerings. Our present product roadmap also focuses on product offerings and enhancements that will continue to improve central control and manageability, easier deployment and more refined information as well as broader Proventia appliance offerings. We expect that this focus will continue to make our products more cost effective to implement and maintain the goal of increasing the future level of product licenses and sales. This expected growth is critical as it represents not only product and license revenues, but also subscription revenues from product support and content.

Subscriptions
      Subscription revenues consist of product support and content updates, security-monitoring fees for managed services offerings, and term licenses of products. Subscriptions revenue represented 49% of total revenues in 2004, 46% of total revenues in 2003 and 38% of total revenues in 2002.
      The largest component of subscription revenues, product content and support, remained comparable at 31% of total revenues in 2004 and 2003, up from 27% of total revenues in 2002. Product content and support includes hardware support of our Proventia appliances, software updates and software blades, technical support and security content that includes advisory updates from X-Force, our internal team of security experts. Product content and support are provided to our customers through contracts executed with customers for a specified term and billed at the time of contract. Such billings are recorded as deferred revenues on our balance sheet and amortized as subscriptions revenue over the term of the contract. We expect product content and support revenues to increase in the future as our client base that generates product content and support revenues expands.
      Managed services revenues increased to 13% of total revenues in 2004, as compared with 11% in 2003 and 8% in 2002. We believe these increases were due to a strong demand in the market for proven, financially sound, managed security service providers. We are marketing managed services both directly to end users and through partners, including a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers. We also expect sales of managed services to continue to grow steadily as we focus our efforts on marketing offerings to new and existing customers that meet changing needs in today’s environment.

Professional services
      Professional services revenue decreased both in absolute dollars and as a percentage of total revenue to 8% in 2004 from 10% in 2003 and 12% in 2002. We continue to focus on high-value offerings that utilize our X-Force expertise, and look to our system integration and channel partners to serve as the primary resource to fulfill the services and education needs of our customers.

Geographic regions
      Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues:

	2004	2003	2002

Americas	64%	69%	72%
EMEA	22%	19%	15%
Asia/ Pacific	14%	12%	13%
      While there have been changes in the proportion of revenues generated by each region, all of the regions experienced growth in revenues in 2004. Revenues in EMEA benefited from volume growth combined with a strengthening currency throughout 2004 and 2003, since products sold to EMEA customers are primarily sold in the Euro currency. The financial data for each segment can be found in Note 11 to the Consolidated Financial Statements.
Costs and Expenses

Personnel
      Personnel and related costs represent our largest expense category. We ended 2004 with 1,200 employees, up from 1,150 at the beginning of the year. There have been numerous minor adjustments within the organization during 2004. Our research and development headcount experienced no net increase during 2004 despite the acquisition of Cobion. The majority of headcount growth occurred in quote-carrying sales personnel, sales support and marketing. Our headcount has fluctuated between approximately 1,150 and 1,250 over the last 3 years as we acquired and integrated acquisitions and continually refined our business targets in light of economic conditions during these years.
      We began to use restricted stock, in addition to stock options, as an equity component of compensation beginning in the first quarter of 2004. We recorded $2.0 million of compensation expense associated with restricted stock in the expense categories in which the recipients are placed.

Cost of product licenses and sales
      Cost of product licenses and sales consists of several components. The substantial portion of our cost of product licenses and sales in 2004 and 2003 represents the hardware cost of our Proventia appliances. We also licensed development source code in 2004, which is being amortized as cost of products sold over its estimated useful life of four years. In prior years, costs included payments to partners for their products that we sold or integrated with our managed service offerings. Costs associated with licensing our software products are minor. As a percentage of product licenses and sales revenues, these costs increased from 6% in 2002 to 9% in 2003 and 18% in 2004. The increase is attributable to the dramatic increase in Proventia appliance revenues in these periods.
      We also incurred $6.9 million in 2004, $4.4 million in 2003 and $3.6 million in 2002 of amortization expense related to core and developed technology that was recorded as a result of acquisitions accounted for under the purchase method of accounting.

Cost of subscriptions and professional services
      Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to our professional services and training. These costs were $49.0 million in 2004, $48.7 million in 2003 and $51.1 million in 2002. As a percentage of subscription and professional services revenues, the costs decreased to 30% in 2004 from 35% in 2003 and 42% in 2002. Cost efficiencies in the manner in which these services were delivered combined with the fact that our appliances require less technical support effort than our software products allowed the dollar amount of these expenses to remain relatively flat during a period of increasing subscription revenues.
      Costs associated with our technical support personnel and our security operations centers did increase each year in 2004, 2003 and 2002 as we added personnel to handle additional customers. We gained efficiencies in our SOC’s and restructured our support groups to be more productive so personnel increased at a much lower rate than revenue growth, contributing to the decrease in those costs as a percentage of total revenues. Additionally, our appliances typically require less technical support effort than our software products. While we continue to seek increased productivity, we do expect some increase in costs with a continued increase in revenues in the future.
      Offsetting this increase in costs associated with our technical support personnel and our SOC’s was a decrease in costs associated with our professional services and education services commensurate with the decrease in the associated revenues.

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

      Research and development expenses were $43.0 million in 2004, $41.8 million in 2003 and $35.3 million in 2002. These costs fluctuated as a percentage of total revenues from 15% in 2004 to 17% in 2003 and 15% in 2002. The increase in expense dollars is the result of additions to our headcount due to the addition of vCIS in the fourth quarter of 2002, Cobion in the first quarter of 2004 and continued investment in our Proventia line.
      Throughout 2004 and 2003, we reorganized and consolidated our efforts for security content, protection agent frameworks, management infrastructure and multifunction appliance delivery to enhance operational and development efficiency. This resulted in closing our engineering operations in Reading, U.K. and Sydney, Australia in the fourth quarter of 2003. These exit costs, which totaled $1.5 million, increased research and development expenses by 1% of total revenues in 2003. In 2004 we continued to streamline our operations as we relocated some engineering functions from our California development facility to Atlanta and offshore.
      While we are committed to continue our investment in X-Force research and development capabilities, which we believe distinguishes ISS from its competitors, we intend to seek leverage in future periods in the research and development area while enhancing current technologies and developing new technologies.

Sales and marketing
      Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. Sales and marketing expenses were $100.9 million in 2004, $87.5 million in 2003 and $93.7 million in 2002.
      In 2004 sales and marketing expenses increased in absolute dollars but decreased as a percentage of total revenues to 35% in 2004 from 36% in 2003. We added quota-carrying headcount in 2004 and had higher variable commission expense associated with higher product license and sales revenues, but gained leverage from our sales force as we continue to increase the percentage of sales fulfilled through the channel.
      In 2003, sales and marketing expenses decreased in both absolute dollars to $87.5 million and as a percentage of total revenue to 36% from 39% in 2002. These decreases occurred as a result of a full year impact of 2002 sales headcount reductions as well as selective decreases during 2003. Additionally, we incurred lower commissions due to the decrease in product license and sales revenues. Finally, marketing costs were at a lower level, as we did not continue our 2002 television and print advertising campaign aimed at increasing awareness of the ISS brand.
      We expect to continue to achieve leverage in our sales efforts by focusing our direct sales force on large customers that are served either directly by us or through large systems integrators. Our channel, which includes systems integrators, value-added resellers and distributors, will continue to be of increasing importance to us, measured quantitatively by an increasing level of product revenue originating through the channel. In 2004 the channel represented approximately 68% of our sales as compared to 63% in 2003 and 54% in 2002. We intend to use its capabilities to reach larger customers through joint selling efforts and to reach departmental and small companies, especially for our Proventia multi-function appliance, which we believe has much more appeal to these companies.

General and administrative
      General and administrative expenses of $27.6 million in 2004, $22.7 million in 2003 and $24.3 million in 2002, represented approximately 10% of our total revenues in 2004, 9% in 2003 and 10% in 2002. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.
      The largest increase in 2004 was approximately $2 million for outside resources to assist in the design and execution of control testing related to financial control compliance work required by Sarbanes Oxley Act Section 404 as well as the related audit costs. Amortization of restricted stock, as previously discussed, was also a new expense items in 2004, which had the largest impact on this expense category.

      Included in 2002 expenses were non-recurring expenses associated with a relocation of our Asia/ Pacific headquarters in Tokyo. Costs included lease termination costs, including remaining rent payments, write-off of leasehold improvements and moving costs. These costs increased general and administrative expenses by 1% of total revenues in 2002.

Charge for in-process research and development
      We have reflected a charge of $18.5 million in 2002 for the write-off of in-process research and development costs associated with the vCIS acquisition in October 2002. In-process research and development had not reached technological feasibility based on identifiable technological risk factors which indicated that even though successful completion was expected, it was not assured at the acquisition date and was immediately charged to operations.

Amortization
      We incurred amortization expense related to intangible assets and stock-based compensation of $402,000 in 2004, $1.6 million in 2003 and $2.0 million in 2002 These intangible assets and stock-based compensation resulted from acquisitions accounted for under the purchase method of accounting and are amortized over their expected lives. Due to the closing of our Reading, UK and Sydney, Australia research and development facilities in late 2003, the expense in 2003 includes a $738,000 charge related to our workforce reductions at these facilities.

Interest income
      Interest income decreased to $2.5 million in 2004 from $2.7 million in 2003 and $3.2 million in 2002. The decrease in interest income from 2002 to 2003 resulted from a drop in market rates of interest on our investment-grade commercial paper and similar investments from approximately 2% during 2002 to approximately 1% during 2003. While the market rate of interest did increase slightly in 2004 to 1.1%, interest income decreased in 2004 due to a decrease in cash and cash equivalents as we utilized available cash for our stock repurchase program and the January 2004 acquisition of Cobion.

Other income (expense), net
      In 2004 other expense of $866,000 consisted primarily of minority interest expense of $637,000 and a write down of an investment made by our Asia/ Pacific subsidiary of approximately $500,000, partially offset by foreign exchange gains. In 2002 and 2003 other income (expense) was primarily related to minority ownership investments by our Japan subsidiary in a number of private companies, which ultimately produced a $1.9 million realized gain in 2002 and a $2.2 million impairment loss in 2003.

Provision for income taxes
      We recorded a provision for income taxes of $15.4 million in 2004, $11.2 million in 2003 and $13.1 million in 2002. Taxes paid generally relate to foreign operations. Income tax expense was recorded on domestic income for each year but taxes payable were reduced by deductions related to the value of employee exercise of stock options. The tax benefit for the use of these stock option deductions was recorded as additional paid-in capital.
      The Company has approximately $3.9 million of research and development tax credit carryforwards available as offset against future U.S. operations that expire between in various years ending with 2022. The Company has net operating loss carryforwards, primarily from the EMEA region, totaling approximately $10.3 million that can be used to offset future taxable income in the respective country. These carryforwards can generally be carried forward indefinitely.

Liquidity and Capital Resources
      Our financial position remained strong throughout 2004. Our cash and cash equivalents and marketable security investments at December 31, 2004 were $211.0 million. Our investments in marketable securities consisted solely of high rated debt obligations either with maturities of twelve months or less or longer term investments with interest rates that are adjusted to current market rates no less frequently than quarterly.
      During 2004, we met our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in 2004 totaled $65.0 million compared to $48.7 million in 2003 and $48.9 million in 2002. The major components of cash flows provided by operating activities in 2004 were net income of $26.3 million, non-cash depreciation and amortization changes of $23.5 million, income tax benefits of $12.6 million from exercises of employee stock options and an increase in deferred revenues of $15.1 million.
      An important element of our liquidity is the collection of our accounts receivable. These receivables totaled $75.3 million at December 31, 2004 and had increased by $8.0 million during 2004. We measure our accounts receivable management by our daily sales outstanding. This is a measurement of accounts receivable divided by billings in the quarterly period, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was 75, 81 and 77 days at December 31, 2004, 2003 and 2002, respectively, each within our publicly stated target range of 75 to 85 days.
      Our net cash used in investing activities of $71.0 million in 2004 resulted primarily from our acquisition of Cobion in January 2004. The license of development source code was approximately half of our capital purchases of $14.5 million. Investing activities also included changes in our marketable securities that have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. The cash flow statement included the purchase of $87.7 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $61.6 million.
      Our financing activities used $48.7 million of cash in 2004, principally due to the repurchase of 3.6 million shares of our common stock in the open market at an aggregate cost of $56.0 million. The original stock repurchase plan expired in July 2004 and a new repurchase program to repurchase up to $50.0 million of our common stock through July 2005 was authorized by the Board of Directors in July 2004. Since the inception of the stock repurchase programs, we have purchased approximately 4.9 million shares of our common stock on the open market at an average cost of approximately $15.18 per share for a total cash outlay of approximately $74.4 million. We can purchase up to an additional $23 million under the current program.
      At December 31, 2004, we had $211.0 million of cash and cash equivalents and marketable securities, primarily money market accounts and investment grade debt securities. An additional $10.3 million of cash equivalents and marketable securities are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted marketable securities. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events, or uncertainties that are reasonably likely to result in any significant change to our liquidity.
      From time to time, we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents and marketable securities for this purpose.

Off-Balance Sheet Arrangements
      Payments for certain of our operating leases are secured by two collateralized stand-by letters of credit totaling approximately $8.8 million at December 31, 2004. The stand-by letters of credit are annually renewable over the duration of the applicable leases. These stand-by letters of credit guarantee our payment obligations on the leases. If we default on the lease payments, the landlords can claim against the letters of credit. We, in turn, would be liable to the letter of credit issuers. Our stand-by letters of credit are collateralized by securities worth $10.3 million at December 31, 2004. Other than these non-cancelable operating leases, we have no off-balance sheet financing arrangements, any relationships with “structured finance” or “special purpose” entities, or any contractual obligations with unconsolidated entities that are reasonably likely to impact our liquidity.

Contractual Commitments
      The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2004 (amounts in thousands):

		Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating lease obligations	$79,377	$13,366	$22,192	$16,915	$26,904
Other	484	484	—	—	—

Total contractual cash obligations	$79,861	$13,850	$22,192	$16,915	$26,904

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
      We introduced our Proventia appliance line in April 2003 that includes intrusion prevention and integrated security protection. While initial market response to the introduction of these products has had a positive impact on our operating results, failure to continue to gain further market acceptance could result in revenues below our expectations and our operating results could be adversely affected.

Our Future Operating Results Will Likely Fluctuate Significantly
      We cannot predict our future revenues and operating results with certainty. However, we do expect our future revenues and operating results to fluctuate due to a combination of factors, including:

•	the extent to which the public perceives that unauthorized access to and use of online information are threats to network security;

•	customer budgets;

•	the mix of product sales among the various products offered by ISS and whether revenue is recognized upon sale or deferred to subsequent periods;

•	the volume and timing of orders, including seasonal trends in customer purchasing;

•	our ability to develop new and enhanced product and managed service offerings;

•	the introduction and acceptance rate of ISS branded appliances, including increased cost of goods sold;

•	our ability to accurately forecast and produce demanded quantities of our appliance products and models;

•	availability of component parts of appliance products and reliance on contract manufacturers to produce such products;

•	our ability to provide scalable managed services offerings in a cost effective manner;

•	foreign currency exchange rates that affect our international operations;

•	product and price competition in our markets; and

•	general economic conditions, both domestically and in our foreign markets.
      We focus our efforts on sales of enterprise-wide security solutions, which consist of our entire product suite and related professional services, and managed security services, rather than on the sale of component products. As a result, each sale requires substantial time and effort from our sales and support staff. In addition, the revenues associated with particular sales vary significantly depending on the number of products acquired by a customer, the number of devices used by the customer and the customer’s relative need for our professional services. Large individual sales, or even small delays in customer orders, can cause significant variation in our license revenues and results of operations for a particular period. The timing of large orders is usually difficult to predict and, like many software-based technology companies, many of our customers typically complete transactions in the last month of a quarter.
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
      Our ability to provide timely guidance and meet the expectations of investors with respect to our operating and financial results is affected by the tendency of a majority of our product and license sales to be completed in the last month of a quarter. We may not be able to determine whether we will experience material deviations from guidance or expectations until the end of a quarter.

Dependence on Third Party Suppliers and Manufacturers
      We carry little inventory of our appliance products and we rely on suppliers to deliver necessary components to our contract manufacturers in a timely manner based on the forecasts we provide. We currently purchase some Proventia appliance components and contract manufacturing services from single or limited sources. If shortages occur, supplies are interrupted, or we underestimate demand for models, we may not be able to deliver products to our customers and our revenue and operating results would be adversely affected. Because our supply of hardware is based on short-term forecasts and purchase orders, our contract manufacturers are not obligated to purchase components for greater quantities over longer periods. We provide forecasts of our demand to our contract manufacturers. If we overestimate our requirements, our contract manufacturers may have excess inventory, which could increase our costs. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory and, based on lead times, this could interrupt manufacturing and result in delays in shipments and revenues.

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
      Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, represent risks. For example, Symantec Corp., Cisco Systems, Inc., McAfee, Inc., and Juniper Networks, Inc. have acquired during the past several years smaller companies, which have intrusion detection or prevention technologies. These acquisitions will make these entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection, prevention and response products and managed security services, which increases pricing pressures within our market.
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
      In addition, with the introduction of our Proventia integrated security appliance, we have offerings that compete with vendors of firewalls, VPNs, anti-virus systems, and content and spam filtering products. These offerings are competitive with a broader spectrum of network security companies, as well as those that also offer integrated security appliances or broad product suites, like Symantec Corp.
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

Our Products are Complex and Are Operated in a Wide Variety of Computer Configurations, Which Could Result in Errors or Product Failures
      Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. We discover errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays and could experience lost revenues during the period required to correct these errors. Our customers’ computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing, errors, failures or bugs may not be found in new products or releases until after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others.
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

Risks Associated with Our Global Operations
      The expansion of our international operations includes our presence in dispersed locations throughout the world, including throughout EMEA and the Asia/ Pacific and Latin America regions. Our international presence and expansion exposes us to risks not present in our U.S. operations, such as:

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

Our Proprietary Rights May be Difficult to Enforce
      We rely primarily on copyright, trademark, patent and trade secrets laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We have obtained one United States patent, one Taiwanese patent, and have a number of patent applications pending, as well as numerous trademarks and trademark applications pending. There can be no assurance that patents will be issued from pending applications, or that claims allowed on any patents will be sufficiently broad to protect our technology. There can be no assurance that any issued patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will actually provide competitive advantages to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties. If we are unable to protect our proprietary rights to the totality of the features in our software and products (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful.

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

We Must Continue to Attract and Retain Personnel in a Competitive Marketplace
      We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, restricted stock or similar incentive stock awards. Our current incentive stock plan expires in September 2005 and we believe that sufficient shares are available for issuance under that plan to meet our needs until it expires. We expect to propose a new incentive stock plan to stockholders at our annual stockholders meeting in 2005, but there is no assurance that shareholders will approve such plan, which would impair our ability to attract and retain necessary personnel.

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
Interest Rate Sensitivity
      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of high-quality relatively short-term investments, including governmental securities, commercial paper and overnight repurchase agreements, as well as longer term securities that have interest rates that are adjusted to market on a short-term basis. As of December 31, 2004, we had $12.2 million of securities with fixed rates of interest that mature in more than three months and $2.3 million of securities with fixed rates of interest that mature in more than six months but less than one year. Based on the average investments outstanding during 2004 and 2003, increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $575,000 and $675,000 in 2004 and 2003, respectively, from the reported interest income.
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
      The Company’s operating results are affected by changes in exchange rates between the U.S. Dollar and the Euro and the Japanese Yen. When the U.S. Dollar strengthens against these foreign currencies, the value of our non-functional currency revenues decreases. When the U.S. Dollar weakens, the value of our functional currency revenues increases. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries functional currency, the impact of exchange rates on net income or loss is relatively less than the impact on revenue. Although our operating and pricing strategies take into account changes in exchange rates over time, our results of operations may be affected significantly in the short term by fluctuations in foreign currency exchange rates. A fluctuation of 10% in the average exchange rates of the Euros and Japanese Yen relative to the US dollar during 2004 and 2003 would have resulted in increases or decreases in operating income of approximately $4.5 million and $2.6 million in 2004 and 2003, respectively, from the reported operating income.
      During 2004, the Company recorded a net foreign exchange gain of $401,000. The nature and extent of the foreign currency risk faced by the Company depends on many factors that cannot be accurately predicted. These factors include significant changes in foreign currency market conditions, the Company’s inability to match foreign currency denominated revenues with costs denominated in the same currency, and changes in the amount or mix of revenues denominated in various foreign currencies. As a result of material unforeseen changes in these factors, the Company’s foreign currency risk could have a greater impact on the Company’s results of operations in the future.

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
Disclosure Controls and Procedures
      ISS’ management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
      As described in our management’s report on our internal control over financial reporting below, ISS’ management and independent registered public accounting firm identified a material weakness in ISS’ internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, related to revenue recognition for sales contracts with multiple revenue elements. That material weakness in internal control over financial reporting also affects the effectiveness of our disclosure controls and procedures.
      Based on their evaluation, management concluded that ISS’ disclosure controls and procedures were not effective as of December 31, 2004 because of the material weakness described in management’s report on internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
      The management of ISS is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under Securities Exchange Act of 1934, as amended. ISS’ internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, individuals make errors in judgment, or individuals do not comply with policies or procedures.
      ISS’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      A material weakness in ISS’ internal control over financial reporting was identified in the course of the evaluations of effectiveness of ISS’ internal control over financial reporting as of December 31, 2004. A “material weakness” in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      The material weakness relates to insufficient controls over the selection and application of accounting policies on revenue recognition for sales contracts with multiple revenue elements. Specifically, there was an incorrect conclusion initially made regarding revenue recognition involving one contract with specified upgrade rights executed in the quarter ended December 31, 2004. Additionally, other control deficiencies related to revenue recognition were identified and evaluated in connection with the determination of this material weakness in internal controls.
      Because of the material weakness described above, we believe that, as of December 31, 2004, the company’s internal control over financial reporting was not effective based on the criteria set by COSO.
      ISS’ independent registered public accounting firm has issued an audit report on our assessment of the company’s internal control over financial reporting.
Remediation Steps to Address the Material Weakness
      The error in the contract referred to above was detected, corrected and was properly accounted for (i.e., the revenue from the contract was deferred to later periods) in ISS’ results for the year ended December 31, 2004.
      We are improving ISS’ internal control over financial reporting as it relates to revenue recognition in an effort to remediate this material weakness and other control deficiencies that were identified during this process. We expect that this remediation will include:

•	additional training on complex revenue recognition principles for our contract administration and accounting staff during the quarter ended March 31, 2005 and on an ongoing basis; and

•	establishing an additional level of management review for any contracts that exceed specific materiality thresholds.
Changes in Internal Control Over Financial Reporting
      There have not been any changes in ISS’ internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, such controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Internet Security Systems, Inc.
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Internet Security Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment related to the controls over revenue recognition for sales contracts with multiple revenue elements, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Internet Security Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The material weakness identified by management and Ernst & Young relates to insufficient controls over the selection and application of accounting policies on revenue recognition for sales contracts with multiple revenue elements. Specifically, there was an incorrect conclusion initially made regarding revenue recognition involving a material contract with specified upgrade rights executed in the quarter ended December 31, 2004. Additionally, other control deficiencies related to revenue recognition were identified and evaluated in connection with the determination of this material weakness in internal controls. Several adjustments were recorded by the Company as a result of these deficiencies. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 15, 2005 on those financial statements.

      In our opinion, management’s assessment that Internet Security Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Internet Security Systems, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Security Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 15, 2005
Item 9B.     Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors and Executive Officers
      See the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, under the headings “Proposal One: Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Reporting Compliance”, which information is incorporated herein by reference.
Code of Conduct and Code of Ethics for Financial Professionals
      The Company has adopted a Code of Conduct and a Code of Ethics for Financial Professionals which apply to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. These documents are available on the “Investor Relations — Corporate Governance” portion of our website at www.iss.net\Company. Any waiver or amendment to such Codes for the benefit of such officers will also be posted to such website.

Item 11.	Executive Compensation
      See the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, under the headings “Director Compensation” and “Executive Compensation”, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      See the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, under the headings “Security Ownership of Management and Principal Stockholders” and “Equity Compensation Plans”, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      See the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, under the heading “Certain Relationships and Related Transactions”, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      See the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, under the headings “Independent Auditors” and “Fee Pre-Approved Policy”, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

1. Consolidated Financial Statements. See Index to Financial Statements on page 27

2. Financial Statement Schedules. See Index to Financial Statements on page 27

3. Exhibits. The exhibits to this Annual Report on Form 10-K have been included only with the copy of this Annual Report on Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

Exhibit
Number			Description of Exhibit

2.1		—	Agreement and Plan of Merger by and among Internet Security Systems, Inc., ISS Acquisition Corp. II, Network ICE Corporation and certain selling shareholders of Network ICE Corporation (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated by reference herein).
3.1		—	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2000 and incorporated by reference herein).
3.2		—	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-44529 (the “Form S-1”) and incorporated by reference herein).
3.3		—	Certificate of Designations of Series A Junior Participating Preferred Stock dated July 24, 2002 facility (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated March 28, 2003 and incorporated by reference herein).
4.1		—	Specimen Common Stock certificate (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-100954, dated November 1, 2002 and incorporated by reference herein).
4.2		—	Form of Rights Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 24, 2002 and incorporated by reference herein).
4.3		—	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of holders of the Company’s Common Stock.
4	.4+	—	1999 Network ICE Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-62658 (the “Form S-8”), filed on June 8, 2001 and incorporated by reference herein).
4	.5+	—	Restated 1995 Stock Incentive Plan (as amended and restated as of May 23, 2001) (filed as Exhibit 4.2 to the Form S-8 filed June 8, 2001 and incorporated by reference herein). Form of Notice of Grant and Stock Option Agreement and Form of Restricted Stock Issuance Agreement (filed as Exhibits 99.1 and 99.2, respectively, to the Company’s Current Report on Form 8-K, filed January 27, 2005 and incorporated by reference herein).
4	.6+	—	Netrex, Inc. 1998 Stock Plan (filed as Exhibit 99.15 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-89563, filed October 22, 1999 and incorporated by reference herein).
4	.7+	—	vCIS, Inc. 2001 Stock Plan (filed as to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-100954, filed November 1, 2002 and incorporated by reference herein).
10.1		—	Stock Exchange Agreement dated December 9, 1997 (filed as Exhibit 10.4 to the Form S-1 and incorporated by reference herein).
10.2		—	Forms of Non-Employee Director Compensation Agreement, Notice of Stock Option Grants and Stock Option Agreement (filed as Exhibit 10.6 to the Form S-1 and incorporated by reference herein).

Exhibit Number			Description of Exhibit

10.3		—	Form of Indemnification Agreement for directors and certain officers (filed as Exhibit 10.8 to the Form S-1 and incorporated by reference herein).
10.4		—	Lease for Atlanta headquarters and research and development facility (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 30, 2000 and incorporated by reference herein).
10	.5(a)	—	Amendments to Lease for Atlanta headquarters facility (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, dated March 28, 2003 and incorporated by reference herein).
	(b)		Third Amendment to Lease Agreement made and entered into as of this February 23, 2004, by and between Wells Operating Partnership, L.P. and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 10, 2004, and incorporated by reference herein).
10.6		—	Letter Agreement dated August 18, 2000 with Lawrence Costanza (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated March 30, 2001 and incorporated by reference herein).
10.7		—	Rights Agreement dated July 18, 2002 with SunTrust Bank, as Rights Agent, regarding Preferred Share Purchase Rights (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 24, 2002 and incorporated by reference herein).
10	.8+	—	Form of Retention Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2003 and incorporated by reference herein).
10	.10+		Form of Executive Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 3, 2005, and incorporated by reference herein).
11	**	—	Computation of Per Share Earnings
21	.1*	—	Subsidiaries of the Company.
23	.1*	—	Consent of Ernst & Young LLP.
24	.1*	—	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.
31	.1*	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies those filed exhibits with this Form 10-K.

+	Management contract or compensatory plan

**	Data required by SFAS No. 128, “Earnings Per Share”, is provided in Note 4 to the consolidated financial statements in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Internet Security Systems, Inc.
      We have audited the accompanying consolidated balance sheets of Internet Security Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Security Systems, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Internet Security Systems, Inc.’s internal controls over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 15, 2005

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$140,148,000	$192,231,000
Marketable securities	70,901,000	45,950,000
Accounts receivable, less allowance for doubtful accounts of $3,099,000 in 2004 and $2,755,000 in 2003	75,353,000	66,588,000
Inventory	2,506,000	750,000
Prepaid expenses and other current assets	12,728,000	10,732,000

Total current assets	301,636,000	316,251,000
Property and equipment:
Computer equipment and software	52,412,000	45,261,000
Office furniture and equipment	18,091,000	21,311,000
Leasehold improvements	21,098,000	21,674,000

	91,601,000	88,246,000
Less accumulated depreciation	57,161,000	52,427,000

	34,440,000	35,819,000
Restricted cash and marketable securities	10,300,000	12,760,000
Goodwill, less accumulated amortization of $27,381,000	224,065,000	201,303,000
Other intangible assets, less accumulated amortization of $20,951,000 in 2004 and $13,499,000 in 2003	19,763,000	9,728,000
Other assets	8,698,000	5,421,000

Total assets	$598,902,000	$581,282,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,911,000	$5,145,000
Accrued expenses	25,238,000	26,092,000
Deferred revenues	70,246,000	55,271,000

Total current liabilities	102,395,000	86,508,000
Long-term deferred revenues	8,432,000	5,858,000
Other non-current liabilities	6,495,000	2,573,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.001 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock; $.001 par value; 120,000,000 shares authorized, 50,754,000 and 49,841,000 shares issued in 2004 and 2003, respectively	51,000	50,000
Additional paid-in capital	499,534,000	475,062,000
Deferred compensation	(3,197,000)	(92,000)
Accumulated other comprehensive income	11,041,000	7,452,000
Retained earnings	48,544,000	22,251,000
Treasury stock, at cost (4,871,000 and 1,310,000 shares in 2004 and 2003, respectively)	(74,393,000)	(18,380,000)

Total stockholders’ equity	481,580,000	486,343,000

Total liabilities and stockholders’ equity	$598,902,000	$581,282,000

See accompanying notes.

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Revenues:
Product licenses and sales	$126,112,000	$107,117,000	$121,093,000
Subscriptions	140,693,000	112,855,000	92,945,000
Professional services	23,088,000	25,809,000	29,247,000

	289,893,000	245,781,000	243,285,000
Costs and expenses:
Cost of revenues:
Product licenses and sales	22,388,000	9,528,000	6,688,000
Amortization of acquired technology	6,851,000	4,404,000	3,649,000
Subscriptions and professional services	48,999,000	48,686,000	51,133,000

Total cost of revenues	78,238,000	62,618,000	61,470,000
Research and development	42,976,000	41,843,000	35,280,000
Sales and marketing	100,966,000	87,452,000	93,679,000
General and administrative	27,568,000	22,661,000	24,271,000
Charge for in-process research and development	—	—	18,537,000
Amortization and write-off of other intangibles and stock-based compensation	402,000	1,611,000	2,025,000

	250,150,000	216,185,000	235,262,000

Operating income	39,743,000	29,596,000	8,023,000
Interest income	2,517,000	2,683,000	3,242,000
Other income (expense), net	(866,000)	(1,560,000)	990,000
Gain on issuance of subsidiary stock	292,000	249,000	2,600,000

Income before income taxes	41,686,000	30,968,000	14,855,000
Provision for income taxes	15,393,000	11,231,000	13,076,000

Net income	$26,293,000	$19,737,000	$1,779,000

Basic net income per share of Common Stock	$0.56	$0.40	$0.04

Diluted net income per share of Common Stock	$0.54	$0.39	$0.04

Weighted average shares and equivalent shares:
Basic	46,985,000	49,155,000	48,456,000

Diluted	48,458,000	50,018,000	49,158,000

See accompanying notes.

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained
	Common Stock		Additional		Comprehensive	Earnings		Comprehensive	Total
			Paid-In	Deferred	Income	(Accumulated	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Deficit)	Stock	(Loss)	Equity

Balance at December 31, 2001	47,871,000	$48,000	$430,449,000	$(1,985,000)	$(2,312,000)	$735,000	$—		$426,935,000
Comprehensive income:
Net income						1,779,000		$1,779,000	1,779,000
Translation adjustment					3,261,000			3,261,000	3,261,000

								$5,040,000

Issuance of Common Stock:
Exercise of stock options	586,000	1,000	3,696,000						3,697,000
Employee stock purchase plan	126,000		2,095,000						2,095,000
Acquisition	966,000	1,000	16,857,000	(153,000)					16,705,000
Amortization of deferred compensation				1,094,000					1,094,000
Adjustment to deferred compensation and repurchase of unvested shares from terminated employees	(5,000)		(352,000)	342,000					(10,000)
Tax benefit related to employee options			11,034,000						11,034,000
Purchases of treasury stock (133,000 shares)							(2,034,000)		(2,034,000)

Balance at December 31, 2002	49,544,000	50,000	463,779,000	(702,000)	949,000	2,514,000	(2,034,000)		464,556,000
Comprehensive income:
Net income						19,737,000		$19,737,000	19,737,000
Translation adjustment					6,503,000			6,503,000	6,503,000

								$26,240,000

Issuance of Common Stock:
Exercise of stock options	133,000		1,011,000						1,011,000
Employee stock purchase plan	152,000		1,609,000						1,609,000
Amortization of deferred compensation				359,000					359,000
Restricted stock awards	13,000		213,000						213,000
Deferred acquisition payment			625,000						625,000
Adjustment to deferred compensation and repurchase of unvested shares from terminated employees	(1,000)		(252,000)	251,000					(1,000)
Tax benefit related to employee options			8,077,000						8,077,000
Purchases of treasury stock (1,177,000 shares)							(16,346,000)		(16,346,000)

Balance at December 31, 2003	49,841,000	$50,000	$475,062,000	$(92,000)	$7,452,000	$22,251,000	$(18,380,000)		$486,343,000
Comprehensive income:
Net income						26,293,000		$26,293,000	26,293,000
Translation adjustment					3,589,000			3,589,000	3,589,000

								$29,882,000

Issuance of Common Stock:
Exercise of stock options	488,000	1,000	5,895,000						5,896,000
Employee stock purchase plan	126,000		1,417,000						1,417,000
Restricted stock award	316,000		5,514,000	(5,514,000)					—
Amortization of deferred compensation				2,019,000					2,019,000
Deferred acquisition payment			(625,000)						(625,000)
Adjustment to deferred compensation and repurchase of unvested shares from terminated employees	(17,000)		(312,000)	390,000					78,000
Tax benefit related to employee options			12,583,000						12,583,000
Purchases of treasury stock (3,561,000 shares)							(56,013,000)		(56,013,000)

Balance at December 31, 2004	50,754,000	$51,000	$499,534,000	$(3,197,000)	$11,041,000	$48,544,000	$(74,393,000)		$481,580,000

See accompanying notes.

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Operating activities
Net income	$26,293,000	$19,737,000	$1,779,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,252,000	13,114,000	14,019,000
Amortization and write-off of intangibles and stock based compensation	7,253,000	6,015,000	5,674,000
Accretion of discount on marketable securities	(33,000)	276,000	204,000
Deferred compensation expense	2,019,000	124,000	—
Minority interest	637,000	157,000	187,000
Charge for in-process research and development	—	—	18,537,000
Income tax benefit from exercise of stock options	12,583,000	8,077,000	10,581,000
Impairment of investment	498,000	2,230,000	—
Loss on disposal of assets	94,000	—	—
Gain on issuance of subsidiary stock	(292,000)	(249,000)	(2,560,000)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(8,003,000)	(9,888,000)	(5,164,000)
Inventory	(1,756,000)	305,000	713,000
Prepaid expenses and other assets	(5,749,000)	(3,863,000)	(2,008,000)
Accounts payable and accrued expenses	115,000	7,100,000	(2,031,000)
Deferred revenues	15,064,000	5,542,000	8,975,000

Net cash provided by operating activities	64,975,000	48,677,000	48,906,000

Investing activities
Acquisitions, net of cash received	(33,247,000)	—	(3,461,000)
Purchases of marketable securities	(87,685,000)	(76,493,000)	(81,115,000)
Net proceeds from maturity of marketable securities	62,767,000	84,267,000	82,041,000
(Additions to) release of restricted cash and marketable securities	2,460,000	1,930,000	(2,190,000)
Purchases of property and equipment	(14,502,000)	(7,212,000)	(10,911,000)
Net proceeds from issuance of subsidiary stock	453,000	376,000	—

Net cash (used) in investing provided by activities	(69,754,000)	2,868,000	(15,636,000)

Financing activities
Proceeds from exercise of stock options	5,896,000	1,008,000	3,697,000
Proceeds from employee stock purchase plan	1,417,000	1,609,000	2,095,000
Repurchase of unvested stock	—	—	(10,000)
Purchases of treasury stock	(56,013,000)	(16,346,000)	(2,034,000)

Net cash provided by (used in) financing activities	(48,700,000)	(13,729,000)	3,748,000

Foreign currency impact on cash	1,396,000	6,098,000	3,261,000

Net increase (decrease) in cash and cash equivalents	(52,083,000)	43,914,000	40,279,000
Cash and cash equivalents at beginning of year	192,231,000	148,317,000	108,038,000

Cash and cash equivalents at end of year	$140,148,000	$192,231,000	$148,317,000

Supplemental cash flow disclosure
Income taxes paid	$4,126,000	$2,041,000	$4,040,000

See accompanying notes.

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	SIGNIFICANT ACCOUNTING POLICIES
Description of Business
      The business of Internet Security Systems, Inc. and its subsidiaries (“ISS”) is to serve as the trusted security expert to global enterprises and world governments, providing software, appliance and services that protect IT infrastructures against Internet threats. These threat protection solutions go beyond basic access control to deliver multiple layers of defense that detect, prevent and respond to threats prior to those threats causing damage to business operations.
Principles of Consolidation
      The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its majority-owned subsidiaries. All significant intercompany and investment accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
      ISS’s shares are traded on the NASDAQ National Market under the ticker symbol “ISSX”. In addition, ISS has various other subsidiaries in the Americas, Europe and the Asia/ Pacific regions with primary marketing and sales responsibilities for ISS’s products and services in their respective markets. ISS is organized as, and operates in, a single business segment that provides products, technical support, managed security services, professional security services and education services as components of providing security management solutions. ISS is organized around geographic areas: the Americas (United States, Canada, South America and Latin America), EMEA (Europe, Middle East and Africa) and Asia/ Pacific. These geographic areas represent ISS’ three reportable segments (see Note 11).
Foreign Currency Translations
      The functional currency of ISS’ foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are shown separately as a component of stockholders’ equity. Revenues and expenses are translated using average exchange rates for the period. Transaction gains and losses are included in the results of operations.
Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates, and such differences may be material to the consolidated financial statements.

Revenue recognition
      We recognize revenue in the following categories:

•	Product licenses and sales, which include revenue from sales of perpetual software licenses and products;

•	Subscription revenues, which include product support and content updates, term licenses, subscription licenses and managed service arrangements; and

•	Professional services revenues, which includes fee-based service engagements and training.

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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

Product licenses and sales
      We recognize perpetual software license revenues, assuming all other revenue recognition criteria are met, upon (1) delivery of the software and (2) issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended over periods greater than twelve months, revenue is recognized as such amounts become due and payable. Revenue is also deferred when payment terms are extended for periods less than twelve months and such sales are deemed either not to be fixed or determinable or collection is not probable based on evaluation of all terms of the transaction.
      Product sales consist primarily of appliances sold in conjunction with ISS licensed software. These sales are recognized upon shipment to the customer provided all other revenue recognition criteria for software license revenue recognition are met.
      Sales of products are generated both through direct sales to end-users as well as through various partners, including system integrators, value-added resellers and distributors. Revenue from product licenses and sales is recognized when the sale has occurred for an identified end user, provided all other revenue recognition criteria are met. We offer evaluation software available via download from our website and evaluation units for appliance-based products that allow potential customers to see the functionality of the products on their own networks prior to purchase. At the point of delivery, the customer has no right of return.

Subscription revenues
      Renewable product support and content updates are separate components of product licenses and sales. Security monitoring and management services for information assets and systems are part of managed services and associated revenues are recognized and billed as such services are provided. Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally twelve months. We generally invoice for product support, content updates and term licenses at the beginning of the term and recognize revenue ratably over the subscription term.
      Historically, our appliance and software sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the license or product amount. The majority of the initial price paid by the customer for certain Proventia integrated security appliance models currently is for selected content blades, which customers acquire for a specified term that is recognized over such term as subscription revenue.

Professional services revenues
      Service engagements are typically billed on either a fixed fee or time-and-materials basis and primarily consist of security assessments of customer networks and the development of customers’ security policies. These offerings are intended to support our goal of providing products and managed services. We prefer to

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
have our partners provide these services where practical. We recognize such professional services revenues as the related services are rendered.

Multiple elements arrangements
      Our sales of product and/or software licenses are multiple element arrangements that include product support and content updates and may include other subscription or professional services delivered after the product or software license. Revenue is generally recognizable before delivery of every element of the arrangement when all of the following requirements exist:

•	vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements;

•	the functionality of the delivered elements is not dependent on the undelivered elements; and

•	delivery of the delivered elements represents the culmination of the earnings process.
      We recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product and license revenues. We allocate revenue to the delivered products and licenses using the residual method. Under the residual method, we allocate discounts inherent in the arrangement to products and product support and content updates associated with products that are initially delivered and recognize the other elements as they are delivered based on the VSOE, which is determined based on transactions where the company sells those elements separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties.
Cost of Revenues
      Cost of revenues includes the cost of product licenses and sales, amortization of acquired technology and the cost of subscriptions and professional services. Cost of product licenses and sales includes the costs associated with licensing software and the hardware cost and shipping costs associated with appliances. These costs are incurred upon recognition of the associated product revenues. Cost of subscriptions and professional services includes the cost of the technical support group that provides assistance to customers with product support agreements, the operations center costs of providing managed services and the costs related to the professional services and training staff.
Cash and Cash Equivalents
      Cash equivalents include all highly liquid investments with original maturities of three months or less when purchased. Such amounts are stated at cost, which approximates market value.
Marketable Securities
      Marketable securities consist of debt instruments of U.S. government agencies, state and municipal obligations, corporate commercial paper and other similar debt obligations. All such marketable securities have a maturity of less than twelve months or have interest rates that are adjusted to current market rates at least quarterly. These investments are classified as available-for-sale and reported at fair market value. The amortized cost of securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Unrealized gains and losses on available-for-sale securities were immaterial for 2004 and 2003. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses) and are included in results of operations. Interest on securities classified as available-for-sale is included in interest income (see Note 3).

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
      Financial instruments that potentially subject ISS to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. ISS maintains cash and cash equivalents in short-term money market accounts with financial institutions and in short-term, investment grade commercial paper. Marketable securities consist of United States government agency securities, taxable auction rate securities and investment grade commercial paper.
      ISS’s sales are global, primarily to companies located in the Americas, Europe, and the Asia/ Pacific regions. ISS performs periodic credit evaluations of its customer’s financial condition and does not require collateral. Accounts receivable are due principally from large U.S. companies under stated contract terms. ISS also has receivables from its European and Asia/ Pacific operations, which are principally from its partners in such regions. This includes various markets such as China and Korea, where difficulties associated with doing business exposes the Company to associated credit risk. ISS provides for estimated credit losses as such losses become probable.
Fair Value of Financial Instruments
      The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, accounts receivable and accounts payable are recorded at fair value or approximate their fair values because of their current classifications.
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
Inventory
      Inventory consists of finished goods purchased for resale and evaluation units at customer sites and is recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.
Goodwill and Intangibles
      Goodwill represents the excess acquisition cost over the fair value of net assets acquired. On January 1, 2002, ISS adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this statement, goodwill is no longer amortized but is subject to annual impairment tests (or more frequent tests if impairment indicators arise). The Company performed impairment tests of goodwill as required, evaluating recoverability based on a combination of forecasted discounted

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
cash flows and stock market valuation. Goodwill was determined not to be impaired in 2004 or 2003 based on such tests.
      Goodwill and intangible assets are comprised of the following, as of the dates indicated:

	December 31,

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$251,446,000	$(27,381,000)	$228,684,000	$(27,381,000)

Amortized intangible assets:
Core technology	$3,853,000	$(3,002,000)	$3,853,000	$(2,521,000)
Developed technology	34,775,000	(16,235,000)	17,808,000	(9,576,000)
Customer relationships	2,086,000	(1,714,000)	1,566,000	(1,402,000)

Total	$40,714,000	$(20,951,000)	$23,227,000	$(13,499,000)

      The change in the carrying amount of goodwill and developed technology from December 31, 2003 to December 31, 2004 was the result of the Cobion acquisition, currency translation adjustments and additional consideration related to the 2002 TriSecurity acquisition.
      The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, three to six years for work force and three years for customer relationships. Amortization related to core technology and developed technology is classified as a component of cost of revenues. Amortization expense of intangible assets is as follows:

	Year Ended
	December 31,

	2004	2003	2002

Core technology	$481,000	$481,000	$481,000
Developed technology	6,370,000	3,923,000	3,168,000
Work force	—	426,000	100,000
Customer relationships	324,000	88,000	830,000
      In 2003, as part of the closing of the UK and Sydney research and development facilities as described in Note 13, the Company wrote-off the unamortized balances in the related work force intangibles totaling $738,000.
      The Company amortized $1.5 million in 2004 relating to the purchase of a software license used in certain of its products. These costs are included in cost of product licenses and sales.
      The estimated future amortization expense of intangible assets as of December 31, 2004 is as follows:

Amount

Fiscal year:
2005	$7,287
2006	5,188
2007	3,252
2008	3,226
2009	810

Total	$19,763

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      The estimated net realizable value of the core and developed technology is based on the estimated undiscounted future net cash flows of the related products. Our assumptions about future revenues and expenses require significant judgment associated with the forecasting of our product sales. As of December 31, 2004, the estimated undiscounted future cash flows expected from core and developed technology from acquisitions is sufficient to recover the carrying amounts of the related assets. If our customers do not ultimately accept these products, and there is no alternative future use for this technology, we could determine that some or all of the remaining $19.8 million carrying value is impaired. In the event of impairment we would record an impairment charge that could have a material adverse effect on our results of operations.
Research and Development Costs
      Research and development costs are charged to expense as incurred. ISS has not capitalized any such development costs under Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product is available for general release to customers has been insignificant.
Advertising Costs
      ISS incurred advertising costs of $3,849,000 in 2004, $3,477,000 in 2003 and $6,265,000 in 2002, which are expensed as incurred and are included in sales and marketing expense in the statements of operations.
Stock-Based Compensation
      SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has elected the pro forma disclosure alternative of SFAS 123.
      Although SFAS 123 allows the Company to continue to follow APB 25 guidelines, the following is pro forma net loss and pro forma net loss per share for the periods indicated as if the Company had adopted SFAS 123. The following table illustrates the effect on net income per share if the provisions of SFAS 123 had

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
been applied. The pro forma impact of applying SFAS 123 as illustrated below will not necessarily be representative of the pro forma impact in future years. Pro forma information is as follows:

	Years Ended December 31,

	2004	2003	2002

Net income as reported	$26,293,000	$19,737,000	$1,779,000
Add: stock-based compensation included in reported net income, net of income taxes	1,319,000	—	—
Less: Stock-based compensation expense computed under the fair value method, net of income taxes	(26,933,000)	(28,099,000)	(28,589,000)

Pro forma net income (loss)	$679,000	$(8,362,000)	$(26,810,000)

Basic net income per share of Common Stock, as reported	$0.56	$0.40	$0.04

Diluted net income per share of Common Stock, as reported	$0.54	$0.39	$0.04

Pro forma basic and diluted net income (loss) per share of Common Stock and equivalents	$0.01	$(0.17)	$(0.55)

      In 2004, 316,000 restricted shares were issued to directors, officers and certain key employees of ISS. The shares issued to directors vest when the Company holds its annual stockholders meeting in 2005 and the shares issued to officers and certain key employees vest in two installments: 50% vests two years from the grant date, and the remaining 50% vests three years from the grant date. Upon issuance of restricted shares, unearned compensation is recorded in stockholders’ equity as deferred compensation equal to the market value of the restricted shares and is recognized as compensation expense over the vesting period. Total compensation expense for restricted stock awards amounted to $2,019,000 in 2004.
      Inputs used for the fair value method for our employee stock options are as follows:

	Years Ended December 31,

	2004	2003	2002

Volatility	49%	75%	122%
Weighted-average expected lives (in years)	5	5	5
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	3.66%	2.54%	4.20%
Weighted-average fair value per share of options granted	$7.87	$6.90	$21.56
Weighted-average fair value per share of restricted stock awarded	$17.45	—	—
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
Accounting for Issuances of Stock by a Subsidiary
      When one of the Company’s subsidiaries issues shares of its stock at an amount different than the Company’s carrying value for the subsidiary’s stock, the Company records the difference as a gain or loss in the consolidated statements of operations, in accordance with SEC Staff Accounting Bulletin No. 51, if the transaction meets the following conditions: (1) the sale of such shares is not a part of a broader corporate

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. SIGNIFICANT ACCOUNTING POLICIES — (Continued)
reorganization contemplated or planned by the Company; (2) the Company does not intend to spin-off the related subsidiary to stockholders; (3) reacquisition of shares is not contemplated at the time of issuance; and (4) the subsidiary is not a newly-formed, non-operating entity, a research and development start-up or development stage entity, or an entity whose ability to continue in existence is in question. The Company accounts for sales that do not meet these criteria as capital transactions.
Accumulated Other Comprehensive Income
      Accumulated other comprehensive income at December 31, 2004, 2003 and 2002 consists of the cumulative foreign currency translation adjustment.
Income Per Share
      Basic net income per share was computed by dividing net income by the weighted average number of shares outstanding of Common Stock. Diluted net income per share was computed by dividing net income by the weighted average shares outstanding including common equivalents (when dilutive) (see Note 10).
Recently Issued Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board issued SFAS Statement No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.
      The Company expects to adopt SFAS 123R on July 1, 2005. SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and the impact SFAS 123R will have on the financial statements.

2.	BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
      In January 2004, ISS acquired Cobion AG, a privately held company based in Kassel, Germany. Cobion provides content filtering and anti-spam technology that protects individuals and enterprises against unwanted Web content, spam, misuse of information and lost productivity. The Company is continuing to sell the Cobion product on a stand-alone basis and to OEM partners to incorporate in their products as well as including the technology in the Company’s multi-function Proventia appliance. The operating results of the Company include the operating results of Cobion since the date of acquisition.
      Total cash consideration for all of the outstanding shares of Cobion and the acquisition related fees were approximately $33.5 million. The Company adopted a plan to restructure Cobion whereby certain Cobion employees were terminated over a six-month period following the acquisition. As a result, acquisition costs included the accrual of $203,000 of severance costs associated with these terminations. The Company has paid out the majority of the severance and will finish paying out the remaining severance in the first quarter of 2005 against the accrual of approximately $20,000 remaining at December 31, 2004.

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BUSINESS COMBINATIONS AND ASSET ACQUISITIONS — (Continued)
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
      The following summarizes the unaudited pro forma results of operations of the Company for the year ended December 31, 2003 assuming the acquisition of Cobion was concluded as of the beginning of 2003: (i) revenues of $246 million, (ii) net income of $16 million (iii) basic and diluted net income per share of Common Stock of $.07 and $0.32, respectively. Net income and basic and diluted net income per share have been adjusted to reflect the amortization of intangibles identified above. Unaudited pro forma results are not included for the corresponding period of 2004 as the impact of the acquisition would have been immaterial to the consolidated results of operations. This pro forma information is not necessarily indicative of what combined operations would have been if ISS had control of Cobion from the beginning of 2003.
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

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BUSINESS COMBINATIONS AND ASSET ACQUISITIONS — (Continued)
of SFAS 142, the excess purchase price was allocated to the assets acquired in proportion to their relative values. The final allocation was as follows:

Net liabilities of vCIS	$(100,000)
In-process research and development	18,500,000
Assembled workforce	1,200,000

$19,600,000

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
      In August 2002, Internet Security Systems KK (“ISS KK”) acquired privately held TriSecurity Holdings Pte Ltd. (“TriSecurity”), a primary ISS KK distributor in Singapore. In exchange for all of the outstanding shares of TriSecurity, ISS KK issued approximately 1,000 shares of ISS KK stock and paid approximately $1.2 million of cash. Goodwill of approximately $4.0 million related to the purchase was recorded. The operating results of ISS include the operating results of TriSecurity Holdings Pte Ltd. since the date of acquisition. During the first quarter of 2003, ISS KK amended the agreement and agreed to make payment of 245 shares of ISS KK in each of the first quarters of 2004 and 2005, relating to annual contingent consideration payments defined in the 2002 purchase agreement. Due to regulatory issues, the agreement was amended prior to the 2004 payment to make the 2004 and 2005 payments in cash in lieu of shares. Additional consideration of $498,000 was paid in February 2004 based on the fair market value of the 245 shares, and is reflected in goodwill at December 31, 2004.

3.	MARKETABLE SECURITIES
      The following is a summary of available-for-sale marketable securities, which are recorded at fair market value, as of December 31:

	2004	2003

Unrestricted marketable securities:
Corporate securities	$28,146,000	$9,585,000
Taxable auction rate securities	27,300,000	10,500,000
US government and government-sponsored securities	15,455,000	25,865,000

Total unrestricted marketable: securities	$70,901,000	$45,950,000

Restricted cash and marketable securities:
Corporate securities	$4,772,000	$5,885,000
Taxable auction rate securities	2,450,000	700,000
US government and government-sponsored securities	3,078,000	5,294,000
Cash equivalents	—	881,000

Total restricted marketable securities and cash equivalents	$10,300,000	$12,760,000

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	MARKETABLE SECURITIES — (Continued)
      As of December 31, 2004 and 2003, the cost of marketable securities approximated fair value. The contractual maturities of the corporate securities and the U.S. government and government-sponsored securities were all less than one year as of December 31, 2004. The maturities of the taxable auction rate securities are all more than one year as of December 31, 2004. Cash and marketable securities of $10,300,000 at December 31, 2004 and $12,760,000 at December 31, 2003 were restricted as collateral for letters of credit issued in relation to operating leases for facilities.

4.	STOCK OPTION PLANS
      The Restated 1995 Stock Incentive Plan (“the Plan”) consists of equity programs that provide for the granting of qualified or unqualified stock options, the issuance of stock and the automatic option grant program. Under the terms of the plan the exercise price of options granted may be equal to, greater than or less than the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a four-year period. Stock issued under the Plan generally vests over a period of service or attainment of specified performance objectives. The automatic option grant program is available to the non-employee member of the Company’s board of directors. At December 31, 2004 there were 18,429,499 shares reserved for future issuance which increases automatically on the first trading day of each year by an amount equal to 4% of the number of shares of Common Stock outstanding on the last trading day of the preceding year. An additional 160,000 shares have been reserved for non-statutory options issued in 1997 to non-employee directors.
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
      A summary of ISS’s stock option activity is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	7,637,000	$22.26	6,756,000	$31.64	5,004,000	$36.98
Granted	2,668,000	16.69	2,898,000	11.14	3,773,000	25.33
Exercised	(493,000)	20.26	(136,000)	7.50	(587,000)	6.30
Canceled	(967,000)	25.38	(1,881,000)	39.95	(1,469,000)	42.82
Assumed	—	—	—	—	35,000	0.94

Outstanding at end of year	8,845,000	20.82	7,637,000	22.26	6,756,000	31.64

Exercisable at end of year	5,242,000	23.55	2,840,000	28.19	2,032,000	32.06

      All options assumed by ISS in acquisitions were included in the respective purchase price based on their fair value. The intrinsic value of the unvested options has been allocated to deferred compensation and is being amortized over the remaining vesting periods of the related options. The Company recorded deferred compensation of approximately $6.4 million for options assumed in the June 2001 acquisition of Network ICE and the October 2002 acquisition of vCIS, Inc. Amortization of deferred compensation related to these options was, $78,000 in 2004, $361,000 in 2003 and $1.1 million in 2002.

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	STOCK OPTION PLANS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

				Options Fully
	Options Outstanding			Vested and Exercisable

	Number of	Weighted		Number
	Options	Average	Weighted	Exercisable	Weighted
	Outstanding at	Remaining	Average	at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2004	Life	Price	2004	Price

$.08-9.11	407,000	4.57	$5.74	363,000	$5.34
$10.00-19.19	5,306,000	7.43	14.04	2,436,000	14.30
$19.98-29.44	1,226,000	6.72	21.56	816,000	21.88
$30.63-39.75	1,238,000	6.86	32.97	1,075,000	32.96
$49.81-85.63	668,000	5.69	59.97	552,000	60.47

	8,845,000	6.99	$20.82	5,242,000	$23.55

      On October 29, 2003, ISS announced a voluntary option exchange program intended to reduce the number of outstanding options. Stock options with exercise prices exceeding $30 per share were eligible. ISS’ directors and five most senior executive officers, including the chief executive officer, were not eligible to participate in the program. Approximately 783,000 option shares, of the 1,343,000 eligible, with exercise prices between $30 and $83 per share elected into the program. On June 1, 2004 the Company granted 313,000 new options at the fair market value on that date.
5. ADOPTION OF SHAREHOLDER RIGHTS PLAN
      On July 11, 2002, the Board of Directors adopted a shareholder rights plan and authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock, par value $.001 per share, of the Company. The dividend was paid on July 29, 2002 to the stockholders of record on that date. Stock issued subsequent to July 29, 2002 will be issued with an attached Right. Each Right will initially represent the right, under certain circumstances, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Junior Preferred Stock”) at a purchase price of $80 per one one-thousandth of a share. If a person or group acquires beneficial ownership of 20% or more of the then outstanding shares of the Company’s Common Stock (an “Acquiring Person”), the holder of a Right, upon exercise of the Right, will thereafter have the right to receive, in lieu of shares of Junior Preferred Stock, shares of the Company’s Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to twice the purchase price of the Right.
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
6. OTHER INCOME (EXPENSE)
      Other expense in 2004 includes a $498,000 write-off of an investment made by ISS KK in a Taiwan distributor. The Company completed an impairment analysis of the Taiwan distributor’s financial results.

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. OTHER INCOME (EXPENSE) — (Continued)
Upon reviewing the results, the Company determined the investment was impaired and concluded that a write off of $498,000 was appropriate. The remaining balance in the investment of approximately $200,000 was deemed not impaired at December 31, 2004.
      Other expense for 2003 includes a $2.2 million write off of an investment made by ISS KK in a China distributor. The Company completed an impairment analysis on the China distributor’s March 2003 annual financial results issued and made available in the fourth quarter of 2003. Upon reviewing these results, the Company determined the investment was impaired and concluded that a write-off of the entire investment was appropriate.
      Other income for 2002 includes a gain of $1.9 million on the sale by ISS KK of an investment in an ISS distributor in Japan. The shares of the publicly traded company were acquired when the distributor was privately held and were subsequently sold on the open market.
      Minority interest expense totaled $637,000 in 2004, $157,000 in 2003 and $187,000 in 2002. Minority interest in earnings of consolidated subsidiaries represents the minority shareholders’ share of the after-tax net income or loss. Foreign currency exchange gain (loss) totaled $401,000 in 2004, $813,000 in 2003 and $(82,000) in 2002.
7. COMMITMENTS AND CONTINGENCIES
      ISS has non-cancelable operating leases for facilities that expire at various dates through 2013. The Company has shorter-term leases for office space in other locations and various computer equipment leases. The Company also has obligations for payments under an agreement for software used in its computer equipment. The future payments under this agreement total $484,000 in 2005. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2004:

Non-Cancelable
Operating Leases

2005	$13,366,000
2006	12,299,000
2007	9,893,000
2008	8,716,000
2009	8,199,000
Thereafter	26,904,000

Total minimum lease payments	$79,377,000

      Rent expense was approximately $13,825,000, $14,469,000 and $12,008,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Our sales agreements with customers generally contain infringement indemnity provisions. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004. In addition, we warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. We also warrant that for one year after shipment, all hardware will be free from defects in materials and workmanship under normal authorized use, consistent with the instructions contained in the product documentation. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. COMMITMENTS AND CONTINGENCIES — (Continued)
of the agreed upon services. We have not incurred significant recurring expense under our product or service warranties and hardware warranties are covered by the manufacturer warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.
      Payments for certain operating leases for our office space are secured by collateralized standby letters of credit totaling $8.8 million at December 31, 2004. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013. The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation. Each standby letter of credit is collateralized by securities. At December 31, 2004, $10.3 million of commercial paper investments are pledged as collateral and are shown on the balance sheet as restricted cash and marketable securities.
      On August 17, 2004, the Company filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”). The action seeks the court’s declaration that the Company’s products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid. SRI has filed a motion to dismiss the action, which the Company has opposed. On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”). The complaint in the Delaware Action alleges that the Company’s SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief. The Company has filed a motion to dismiss the Delaware Action, which SRI has opposed. The Company intends to defend the Delaware Action vigorously and believes it has meritorious defenses and therefore has accrued no liability for this claim at December 31, 2004.

8.	INCOME TAXES
      The components of the provision for income taxes were as follows:

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$1,563,000	$8,069,000	$10,404,000
State, net of federal benefit	636,000	1,377,000	637,000
Foreign	3,340,000	3,346,000	2,035,000

	5,539,000	12,792,000	13,076,000
Deferred:
Federal	11,270,000	—	—
State, net of federal benefit	547,000	—	—
Foreign	(1,963,000)	(1,561,000)	—

	9,854,000	(1,561,000)	—

Total provision for income taxes	$15,393,000	$11,231,000	$13,076,000

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES — (Continued)
      Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:

	Year Ended December 31,

	2004	2003	2002

U.S. operations	$33,458,000	$27,838,000	$15,376,000
Asia Pacific operations	5,509,000	694,000	2,455,000
EMEA operations	2,074,000	1,424,000	(2,136,000)
Other	645,000	1,012,000	(840,000)

	$41,686,000	$30,968,000	$14,855,000

      A reconciliation of the provision for income taxes to the amount computed pursuant to the statutory federal income tax rate is as follows:

	Year Ended December 31,

	2004	2003	2002

Federal income taxes at 35% applied to pretax income (loss)	$14,590,000	$10,839,000	$5,200,000
State income taxes, net of federal income tax benefit	1,182,000	1,377,000	637,000
Research and development tax credits	233,000	(1,300,000)	(1,496,000)
Foreign operations differential in rate	(760,000)	(19,000)	1,441,000
Deferred compensation	30,000	127,000	383,000
Write-off of in-process research and development	—	—	6,488,000
Change in valuation allowance	(400,000)	—	—
Other	518,000	207,000	423,000

	$15,393,000	$11,231,000	$13,076,000

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES — (Continued)
      Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,

	2004	2003

Deferred income tax liabilities:
Amortization	$6,383,000	$2,766,000
Gain on issuance of subsidiary stock	6,612,000	6,502,000

Total deferred income tax liabilities	12,995,000	9,268,000
Deferred income tax assets:
Depreciation	930,000	232,000
Accrued liabilities	1,115,000	710,000
Allowance for doubtful accounts	868,000	1,237,000
Deferred revenue	2,263,000	506,000
Loss from impairment of investment	1,145,000	936,000
Net operating loss carryforwards	7,231,000	8,290,000
Foreign tax credit carryforwards	—	2,814,000
Research and development tax credit carryforwards	3,918,000	7,662,000

Total deferred income tax assets	17,470,000	22,387,000

Net deferred tax income tax asset	4,475,000	13,119,000
Less valuation allowance	(3,301,000)	(11,558,000)

Net deferred income tax assets	$1,174,000	$1,561,000

      The change in valuation allowance includes three different components. The first component is the removal of approximately $11.2 million of valuation allowance related to the net deferred income tax asset realized in 2004 for U.S. operations. This change in the valuation allowance is not included in the rate reconciliation above because the related benefit was charged to stockholders’ equity.
      The Company removed the valuation allowance of approximately $400,000 related to its deferred tax asset for Brazil operations based on management’s assessment that the asset is more likely than not to be utilized. A corresponding benefit is included in the rate reconciliation above.
      The third component relates to net operating loss carryforwards for certain countries in the EMEA region for which the deferred tax assets are fully offset by a valuation allowance. The Company has not recognized any benefit from the future use of the deferred income tax assets related to these operations because management’s evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. The net change in this asset and corresponding valuation allowance of $431,000 during 2004 is reflected in the rate reconciliation above as part of the foreign operations differential in rate item.
      The Company has approximately $3.9 million of research and development tax credit carryforwards that expire between in various years ending with 2022. The Company’s net operating loss carryforwards, primarily from the EMEA region, can generally be carried forward indefinitely.

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES — (Continued)
      The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. As of December 31, 2004, management had not decided whether, and to what extent, we might repatriate foreign earnings under the Jobs Creation Act, and accordingly the consolidated financial statements do not reflect any provision for taxes on the unremitted foreign earnings that might be remitted under the Jobs Creation Act. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 and $7.4 million, with the respective tax liability ranging from $0 to $390,000. We expect to be in a position to finalize our assessment by December 31, 2005.
9. EMPLOYEE STOCK AND BENEFIT PLANS
      ISS sponsors a 401(k) plan that covers substantially all employees over 18 years of age. Participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. The Company matches 25% of participant contributions up to 3% of their pre-tax salary. Matching contributions of $323,000 in 2004, $437,000 in 2003 and $288,000 in 2002 were charged to expense.
      Effective July 1, 1999, the Company implemented an employee stock purchase plan (the “Plan”) for all eligible employees. Under the Plan, shares of the Company’s Common Stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares with aggregate fair value up to 10% of their gross compensation during a six-month period. Employees purchased 126,000 shares at an average price of $11.23 in 2004, 150,000 shares at an average price of $10.53 per share in 2003 and 126,000 shares at an average price of $16.61 per share in 2002. At December 31, 2004, 134,000 shares of the Company’s Common Stock were reserved for future issuance.
10. INCOME PER SHARE
      The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,

	2004	2003	2002

Numerator:
Net income	$26,293,000	$19,737,000	$1,779,000
Denominator:
Denominator for basic net income per share — weighted average shares	46,985,000	49,155,000	48,456,000
Effect of dilutive stock options	1,473,000	863,000	702,000

Denominator for diluted net income per share — weighted average shares and equivalents	48,458,000	50,018,000	49,158,000

Basic net income per share	$0.56	$0.40	$0.04

Diluted net income per share	$0.54	$0.39	$0.04

      In addition, 2,237,000 shares in 2004, 3,837,000 in 2003 and 5,232,000 in 2002 were not included in the fully diluted computation because they would have been antidilutive.
11. SEGMENTS AND GEOGRAPHIC INFORMATION
      ISS conducts business in one operating segment; providing information security management solutions. The Company does, however, prepare operating results for internal use on a geographic basis. These

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. SEGMENTS AND GEOGRAPHIC INFORMATION — (Continued)
geographical based operating costs consist of direct sales expenses, infrastructure to support its employee and customer and partner base, supporting billing and financial systems and a management team. Corporate expenses that are not charged directly to the other segments include research and development, general and administrative costs that support the global organization, amortization of acquired technology, amortization of licensed development source code, amortization of intangibles, stock based compensation and goodwill and costs that are one-time in nature, such as acquired in-process research and development.
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

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. SEGMENTS AND GEOGRAPHIC INFORMATION — (Continued)
      In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has included a summary of the segment financial information reported internally. The geographic segments are the Americas, EMEA, and the Asia/ Pacific region.

	Americas	EMEA	Asia/Pacific	Unallocated	Total

As of or for the year ended December 31, 2004
Revenues from external customers:
Product licenses and sales	$75,231,000	$30,347,000	$20,534,000	$—	$126,112,000
Subscriptions	94,346,000	30,836,000	15,511,000	—	140,693,000
Professional services	14,417,000	3,387,000	5,284,000	—	23,088,000

Total revenue	183,994,000	64,570,000	41,329,000	—	289,893,000
Cost of revenues:
Product licenses and sales	13,093,000	4,130,000	3,665,000	1,500,000	22,388,000
Amortization of acquired technology	—	—	—	6,851,000	6,851,000
Subscriptions and professional services	33,519,000	5,226,000	10,254,000	—	48,999,000

Total cost of revenues	46,612,000	9,356,000	13,919,000	8,351,000	78,238,000
Operating expenses	63,052,000	28,875,000	9,036,000	70,949,000	171,912,000

Total expenses	109,664,000	38,231,000	22,955,000	79,300,000	250,150,000

Segment operating income (loss)	$74,330,000	$26,339,000	$18,374,000	$(79,300,000)	$39,743,000

Accounts receivable, net	$40,182,000	$20,866,000	$14,305,000	$—	$75,353,000

Property and equipment, net	$27,117,000	$1,759,000	$5,564,000	$—	$34,440,000

As of or for the year ended December 31, 2003
Revenues from external customers:
Product licenses and sales	$69,540,000	$22,961,000	$14,616,000	$—	$107,117,000
Subscriptions	82,755,000	19,580,000	10,520,000	—	112,855,000
Professional services	15,997,000	4,390,000	5,422,000	—	25,809,000

Total revenue	168,292,000	46,931,000	30,558,000	—	245,781,000
Cost of revenues:
Product licenses and sales	7,437,000	1,136,000	955,000	—	9,528,000
Amortization of acquired technology	—	—	—	4,404,000	4,404,000
Subscriptions and professional services	32,629,000	7,209,000	8,848,000	—	48,686,000

Total cost of revenues	40,066,000	8,345,000	9,803,000	4,404,000	62,618,000
Operating expenses	58,909,000	21,271,000	7,272,000	66,115,000	153,567,000

Total expenses	98,975,000	29,616,000	17,075,000	70,519,000	216,185,000

Segment operating income (loss)	$69,317,000	$17,315,000	$13,483,000	$(70,519,000)	$29,596,000

Accounts receivable, net	$38,046,000	$17,605,000	$10,937,000	$—	$66,588,000

Property and equipment, net	$28,054,000	$1,528,000	$6,237,000	$—	$35,819,000

As of or for the year ended December 31, 2002
Revenues from external customers:
Product licenses and sales	$82,456,000	$19,459,000	$19,178,000	$—	$121,093,000
Subscriptions	71,224,000	12,952,000	8,769,000	—	92,945,000
Professional services	20,301,000	5,228,000	3,718,000	—	29,247,000

Total revenue	173,981,000	37,639,000	31,665,000	—	243,285,000
Cost of revenues:
Product licenses and sales	6,633,000	—	55,000	—	6,688,000
Amortization of acquired technology	—	—	—	3,649,000	3,649,000
Subscriptions and professional services	34,652,000	8,249,000	8,232,000	—	51,133,000

Total cost of revenues	41,285,000	8,249,000	8,287,000	3,649,000	61,470,000
Operating expenses	63,477,000	20,624,000	9,578,000	80,113,000	173,792,000

Total expenses	104,762,000	28,873,000	17,865,000	83,762,000	235,262,000

Segment operating income (loss)	$69,219,000	$8,766,000	$13,800,000	$(83,762,000)	$8,023,000

Accounts receivable, net	$33,945,000	$13,459,000	$9,296,000	$—	$56,700,000

Property and equipment, net	$33,058,000	$2,458,000	$6,203,000	$—	$41,719,000

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	ISSUANCES OF STOCK BY A SUBSIDIARY
      The following are issuances of the common stock of our Asia/ Pacific subsidiary, ISS KK. As disclosed in Note 1, the Company reports a gain on the difference between the fair market value of the shares issued and the book value of those shares, in accordance with the SEC Staff Accounting Bulletin No. 51 and company policy.
      In 2004 the Company’s Asia/ Pacific subsidiary issued shares related to the exercise of ISS KK stock options. In 2004 Asia/ Pacific issued 524 shares at an average exercise price of approximately $862 per share. The net cash proceeds were $453,000 and the Company recorded a gain of $292,000 on the issuance of these shares. The Company’s ownership percentage of the subsidiary decreased to 87% at December 31, 2004. In 2003 the Company’s Asia/ Pacific subsidiary issued shares related to the exercise of stock options. In 2003 Asia/ Pacific issued 454 shares at an average exercise price of $830 per share. The net cash proceeds were $376,000 and the Company recorded a gain of $249,000 on the issuance of these shares. The Company’s ownership percentage of the subsidiary remained at 88% in 2003. Deferred income taxes have been provided in the period in which the gains were recognized.
      In 2002 ISS KK acquired TriSecurity Holdings PTE Ltd., a primary ISS KK distributor in Singapore. ISS KK issued approximately 1,000 shares of ISS KK stock in connection with the acquisition and recorded a gain of approximately $2.6 million related to the issuance of the shares.

13.	EXIT OR DISPOSAL ACTIVITIES
      In the fourth quarter of 2003, the Company committed to a plan of cost reduction and exit activities aggregating $1.5 million through the closing of its engineering operations in Reading, U.K. and Sydney, Australia. These costs are included in research and development expenses in the statement of operations. Additionally, the Company consolidated certain European operational responsibilities into U.S. operations. These exit costs of approximately $326,000 are included in the EMEA costs of subscriptions and services in the statement of operations.
      At December 31, 2003 the Company had accrued the following costs associated with these exit activities: one-time termination benefits of $152,000; contract termination costs of $184,000; and other costs of $31,000. One-time termination benefits consisted of severance and benefits for involuntarily terminated employees. The contract termination costs include costs for remaining lease payments on vacated facilities and costs associated with vacating the facility. Other costs consisted primarily of write-off of abandoned fixed assets and the write-off of leasehold improvements related to the vacated facilities. At December 31, 2004 all of the costs associated with these exit activities had been paid. The Company has no remaining liability associated with these exit activities at December 31, 2004.

14.	QUARTERLY FINANCIAL RESULTS (UNAUDITED)
      Summarized quarterly results for the two years ended December 31, 2004 and 2003 are as follows:

	First	Second	Third	Fourth

2004 by quarter:
Revenues	$67,064,000	$69,540,000	$72,733,000	$80,556,000
Operating income	7,653,000	8,298,000	9,635,000	14,157,000
Net income	5,220,000	5,460,000	6,411,000	9,202,000
Net income per share:
Basic	$0.11	$0.11	$0.14	$0.20
Diluted	$0.10	$0.11	$0.14	$0.19

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	QUARTERLY FINANCIAL RESULTS (UNAUDITED) — (Continued)

	First	Second	Third	Fourth

2003 by quarter:
Revenues	$59,453,000	$59,125,000	$60,087,000	$67,116,000
Operating income	7,873,000	6,902,000	7,542,000	7,279,000
Net income	5,362,000	4,891,000	5,035,000	4,449,000
Net income per share:
Basic	$0.11	$0.10	$0.10	$0.09
Diluted	$0.11	$0.10	$0.10	$0.09
      Because of the method used in calculating per share data, the quarterly per share data will not necessarily total the per share data as computed for the year.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of			Balance at
	Year	Provision	Write-offs	End of Year

2002
Allowance for Doubtful Accounts	$2,563,000	$2,101,000	$(1,874,000)	$2,790,000

Valuation allowance on net deferred income tax assets	$27,112,000	$—	$(8,431,000)	$18,681,000

2003
Allowance for Doubtful Accounts	$2,790,000	$1,150,000	$(1,185,000)	$2,755,000

Valuation allowance on net deferred income tax assets	$18,681,000	$—	$(7,123,000)	$11,558,000

2004
Allowance for Doubtful Accounts	$2,755,000	$1,193,000	$(849,000)	$3,099,000

Valuation allowance on net deferred income tax assets	$11,558,000	$—	$(8,257,000)	$3,301,000

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.

By:	/s/ RICHARD MACCHIA

Richard Macchia
Senior Vice President and Chief Financial Officer
Dated: March 16, 2005
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

Name	Title	Date

/s/ THOMAS E. NOONAN Thomas E. Noonan	Chairman, President and Chief Executive (Principal Executive Officer)	March 16, 2005

/s/ CHRISTOPHER W. KLAUS Christopher W. Klaus	Secretary, Security Adviser and Director	March 16, 2005

/s/ RICHARD MACCHIA Richard Macchia	Senior Vice President and Chief Financial Officer	March 16, 2005

/s/ MAUREEN RICHARDS Maureen Richards	Vice President, Corporate Controller and (Principal Accounting Officer)	March 16, 2005

/s/ RICHARD S. BODMAN Richard S. Bodman	Director	March 16, 2005

/s/ ROBERT E. DAVOLI Robert E. Davoli	Director	March 16, 2005

/s/ STEVEN J. HEYER Steven J. Heyer	Director	March 16, 2005

Name	Title	Date

/s/ SAM NUNN Sam Nunn	Director	March 16, 2005

/s/ KEVIN J. O’CONNOR Kevin J. O’Connor	Director	March 16, 2005

/s/ DAVID N. STROHM David N. Strohm	Director	March 16, 2005