Form 10-K/A
period 2004-12-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2005-03-24
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
     As of March 3, 2005 the Registrant had 45,699,970 outstanding shares of Common Stock.

EXPLANATORY NOTE
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

EXPLANATORY NOTE
      This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Internet Security Systems, Inc. (the “Company”) is filed solely to correct the number of shares of common stock of the Company outstanding as of March 3, 2005 set forth on the cover page and in Part II, Item 5. The original filing of this Report, filed on March 16, 2005, stated that the number of shares outstanding on such date was 50,876,113. The correct number was 45,699,970 based on 50,876,113 shares issued less 5,176,143 of treasury shares.
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
      As of March 3, 2005, there were 45,699,970 shares of our Common Stock outstanding held by 264 stockholders of record.
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
      (a) The following documents are filed as part of this report:

1. Consolidated Financial Statements. See Index to Financial Statements on page 27 of the original filing of this Report.

2. Financial Statement Schedules. See Index to Financial Statements on page 27 of the original filing of this Report.

3. Exhibits. The exhibits to this Annual Report on Form 10-K have been included only with the copy of this Annual Report on Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

Exhibit
Number			Description of Exhibit

2.1		—	Agreement and Plan of Merger by and among Internet Security Systems, Inc., ISS Acquisition Corp. II, Network ICE Corporation and certain selling shareholders of Network ICE Corporation (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated by reference herein).
3.1		—	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated November 14, 2000 and incorporated by reference herein).
3.2		—	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-44529 (the “Form S-1”) and incorporated by reference herein).
3.3		—	Certificate of Designations of Series A Junior Participating Preferred Stock dated July 24, 2002 facility (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated March 28, 2003 and incorporated by reference herein).
4.1		—	Specimen Common Stock certificate (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-100954, dated November 1, 2002 and incorporated by reference herein).
4.2		—	Form of Rights Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 24, 2002 and incorporated by reference herein).
4.3		—	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of holders of the Company’s Common Stock.
4	.4+	—	1999 Network ICE Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-62658 (the “Form S-8”), filed on June 8, 2001 and incorporated by reference herein).
4	.5+	—	Restated 1995 Stock Incentive Plan (as amended and restated as of May 23, 2001) (filed as Exhibit 4.2 to the Form S-8 filed June 8, 2001 and incorporated by reference herein). Form of Notice of Grant and Stock Option Agreement and Form of Restricted Stock Issuance Agreement (filed as Exhibits 99.1 and 99.2, respectively, to the Company’s Current Report on Form 8-K, filed January 27, 2005 and incorporated by reference herein).
4	.6+	—	Netrex, Inc. 1998 Stock Plan (filed as Exhibit 99.15 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-89563, filed October 22, 1999 and incorporated by reference herein).
4	.7+	—	vCIS, Inc. 2001 Stock Plan (filed as to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-100954, filed November 1, 2002 and incorporated by reference herein).
10.1		—	Stock Exchange Agreement dated December 9, 1997 (filed as Exhibit 10.4 to the Form S-1 and incorporated by reference herein).

Exhibit
Number			Description of Exhibit

10.2		—	Forms of Non-Employee Director Compensation Agreement, Notice of Stock Option Grants and Stock Option Agreement (filed as Exhibit 10.6 to the Form S-1 and incorporated by reference herein).
10.3		—	Form of Indemnification Agreement for directors and certain officers (filed as Exhibit 10.8 to the Form S-1 and incorporated by reference herein).
10.4		—	Lease for Atlanta headquarters and research and development facility (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 30, 2000 and incorporated by reference herein).
10	.5(a)	—	Amendments to Lease for Atlanta headquarters facility (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, dated March 28, 2003 and incorporated by reference herein).
(b)			Third Amendment to Lease Agreement made and entered into as of this February 23, 2004, by and between Wells Operating Partnership, L.P. and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 10, 2004, and incorporated by reference herein).
10.6		—	Letter Agreement dated August 18, 2000 with Lawrence Costanza (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated March 30, 2001 and incorporated by reference herein).
10.7		—	Rights Agreement dated July 18, 2002 with SunTrust Bank, as Rights Agent, regarding Preferred Share Purchase Rights (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 24, 2002 and incorporated by reference herein).
10	.8+	—	Form of Retention Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2003 and incorporated by reference herein).
10	.10+		Form of Executive Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 3, 2005, and incorporated by reference herein).
11**		—	Computation of Per Share Earnings.
21	.1*	—	Subsidiaries of the Company.
23	.1*	—	Consent of Ernst & Young LLP.
24	.1*	—	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.
31	.1#	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2#	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1#	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2#	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the original filing of this Report.

+	Management contract or compensatory plan.

**	Data required by SFAS No. 128, “Earnings Per Share”, is provided in Note 4 to the consolidated financial statements in the original filing of this Report.

#	Filed with this Amendment No. 1.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.

By:	/s/ RICHARD MACCHIA

Richard Macchia
Senior Vice President and Chief Financial Officer
Dated: March 24, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

* Thomas E. Noonan		Chairman, President and Chief Executive (Principal Executive Officer)	March 24, 2005

* Christopher W. Klaus		Secretary, Security Adviser and Director	March 24, 2005

/s/ RICHARD MACCHIA Richard Macchia		Senior Vice President and Chief Financial Officer	March 24, 2005

* Maureen Richards		Vice President, Corporate Controller and (Principal Accounting Officer)	March 24, 2005

* Richard S. Bodman		Director	March 24, 2005

* Robert E. Davoli		Director	March 24, 2005

* Steven J. Heyer		Director	March 24, 2005

* Sam Nunn		Director	March 24, 2005

* Kevin J. O’Connor		Director	March 24, 2005

* David N. Strohm		Director	March 24, 2005

*By:	/s/ RICHARD MACCHIA Richard Macchia, as Attorney-in-Fact