Form 10-Q
period 2005-06-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2005-08-09
CIK 1053148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares
Outstanding
Title of each class of common stock	as of July 29, 2005
Common stock, $0.001 par value	45,432,384

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188,064	$140,148
Marketable securities	38,500	70,901
Accounts receivable, less allowance for doubtful accounts of $3,127 and $3,099, respectively	68,161	75,353
Inventory	3,915	2,506
Prepaid expenses and other current assets	11,120	12,728
Total current assets	309,760	301,636

Property and equipment:
Computer equipment and software	55,282	52,412
Office furniture and equipment	17,974	18,091
Leasehold improvements	20,956	21,098
	94,212	91,601
Less accumulated depreciation	62,516	57,161
	31,696	34,440

Restricted cash and marketable securities	10,300	10,300
Goodwill, less accumulated amortization of $27,381	221,738	224,065
Other intangible assets, less accumulated amortization of $24,079 and $20,951, respectively	14,609	19,763
Other assets	7,274	8,698
Total assets	$595,377	$598,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,895	$6,911
Accrued expenses	28,511	25,238
Deferred revenues	67,493	70,246

Total current liabilities	102,899	102,395
Non-current portion of deferred revenues	7,208	8,432
Other non-current liabilities	6,389	6,495

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 51,207,000 and 50,754,000 issued, respectively	51	51
Additional paid-in capital	506,436	499,534
Deferred compensation	(2,563)	(3,197)
Accumulated other comprehensive income	3,048	11,041
Retained earnings	64,651	48,544
Treasury stock, at cost (5,751,000 and 4,871,000 shares, respectively)	(92,742)	(74,393)
Total stockholders’ equity	478,881	481,580
Total liabilities and stockholders’ equity	$595,377	$598,902

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Product licenses and sales	$33,613	$28,851	$65,883	$57,636
Subscriptions	39,852	34,267	78,690	67,109
Professional services	5,635	6,422	11,319	11,859
	79,100	69,540	155,892	136,604
Costs and expenses:
Cost of revenues:
Product licenses and sales	6,152	5,301	12,537	9,849
Amortization of acquired technology	1,756	1,722	3,542	3,341
Subscriptions and professional services	13,167	12,546	26,325	24,219
Total cost of revenues	21,075	19,569	42,404	37,409
Research and development	10,985	11,093	21,276	21,904
Sales and marketing	27,537	24,116	53,646	48,470
General and administrative	7,302	6,342	14,646	12,593
Amortization of other intangibles and stock-based compensation	42	122	86	277
	66,941	61,242	132,058	120,653
Operating income	12,159	8,298	23,834	15,951
Interest income	1,253	464	2,312	992
Other income (expense), net	(476)	(361)	(1,015)	(429)
Gain on issuance of subsidiary stock	71	165	134	240
Income before income taxes	13,007	8,566	25,265	16,754
Provision for income taxes	4,746	3,106	9,159	6,074
Net income	$8,261	$5,460	$16,106	$10,680
Basic net income per share of Common Stock	$0.18	$0.11	$0.36	$0.22
Diluted net income per share of Common Stock	$0.18	$0.11	$0.34	$0.22

Weighted average shares and equivalent shares:
Basic	45,243	47,654	45,284	48,064
Diluted	47,178	48,756	47,314	49,366

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended
	June 30,
	2005	2004
Operating activities
Net income	$16,106	$10,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,355	6,817
Amortization of acquired technology, other intangibles and stock-based compensation	3,628	3,618
Accretion of discount on marketable securities	(562)	(4)
Deferred compensation expense	1,053	925
Minority interest	61	411
Income tax benefit from exercise of stock options	945	4,694
Gain on issuance of subsidiary stock	(134)	(240)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	7,192	1,377
Inventory	(1,409)	(830)
Prepaid expenses and other assets	2,752	(1,809)
Accounts payable and accrued expenses	3,206	(2,007)
Deferred revenues	(3,977)	4,479
Net cash provided by operating activities	34,216	28,111

Investing activities
Acquisitions, net of cash received	(764)	(34,022)
Purchases of marketable securities	(56,923)	(40,850)
Net proceeds from maturity of marketable securities	60,136	19,579
Net proceeds from sales of marketable securities	29,750	—
Purchases of property and equipment	(2,612)	(8,182)
Net proceeds from issuance of subsidiary stock	357	373
Net cash provided by (used in) investing activities	29,944	(63,102)

Financing activities
Proceeds from exercise of stock options	4,800	1,175
Proceeds from employee stock purchase plan	732	750
Purchases of treasury stock	(18,349)	(29,046)
Net cash used in financing activities	(12,817)	(27,121)

Foreign currency impact on cash	(3,427)	(2,056)

Net increase (decrease) in cash and cash equivalents	47,916	(64,168)
Cash and cash equivalents at beginning of period	140,148	184,551
Cash and cash equivalents at end of period	$188,064	$120,383

Supplemental cash flow disclosure
Income taxes paid	$3,509	$1,872

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 contain, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates, and such differences may be material to the consolidated financial statements.

Goodwill and Intangibles

Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):

	June 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$249,119	$(27,381)	$251,446	$(27,381)

Amortized intangible assets:
Core technology	3,853	(3,243)	3,853	(3,002)
Developed technology	32,813	(19,062)	34,775	(16,235)
Customer relationships	2,022	(1,774)	2,086	(1,714)

Total	$38,688	$(24,079)	$40,714	$(20,951)

The change in the carrying amounts of goodwill and developed technology from December 31, 2004 to June 30, 2005 was the result of additional consideration related to the 2002 acquisition of TriSecurity Holdings Pte Ltd. discussed in Note 3, payment of approximately $20,000 of final severance payments and related purchase accounting adjustments for the January 2004 acquisition of Cobion, a German content filtering and anti-spam provider, and reductions due to currency translation adjustments.

The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, and three years for customer relationships. Amortization expense of intangible assets is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Core technology	$120	$120	$240	$240
Developed technology	1,636	1,583	3,302	3,081
Customer relationships	42	100	86	225

Total	$1,798	$1,803	$3,628	$3,546

The Company amortized $375,000 and $353,000 in the three months ended June 30, 2005 and 2004, and $750,000 and $793,000 in the six months ended June 30, 2005 and 2004, respectively, relating to the purchase of a software license used in certain of its products.  These costs are included in cost of product licenses and sales.

The estimated future amortization expense of intangible assets as of June 30, 2005 is as follows (in thousands):

Amount
Year ending December 31,
2005 (six months)	$3,596
2006	5,088
2007	3,135
2008	2,790

Total	$14,609

Accounting for stock-based compensation

Statement of Financial Accounting Standard (“SFAS”) 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has elected the pro forma disclosure alternative of SFAS 123.

In accordance with the pro forma disclosure alternative of SFAS 123 the following table shows pro forma net income (loss) and pro forma net income (loss) per share for the periods indicated as if the Company had adopted SFAS 123. The pro forma impact of applying SFAS 123 as illustrated below will not necessarily be representative of the pro forma impact in future years. Pro forma information is as follows (amounts in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$8,261	$5,460	$16,106	$10,680
Add: Stock-based compensation included in reported net income, net of income taxes	305	344	672	590
Less: Stock-based compensation expense computed under the Fair Value method, net of income taxes	(3,457)	(5,688)	(7,595)	(12,356)

Pro forma net income (loss)	$5,109	$116	$9,183	$(1,086)
Basic net income (loss) per share of Common Stock and equivalents:
As reported	$0.18	$0.11	$0.36	$0.22
Pro forma	$0.11	$0.00	$0.20	$(0.02)

Diluted net income (loss) per share of Common Stock and equivalents:
As reported	$0.18	$0.11	$0.34	$0.22
Pro forma	$0.11	$0.00	$0.20	$(0.02)

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	Three months ended
	June 30,
	2005	2004
Expected life (years)	4.6	5
Risk free interest rates	3.83%	2.83%
Expected volatility	41%	50%
Expected dividend yield	—	—

During 2005 and 2004, 346,000 restricted shares were issued to directors, officers and certain key employees of ISS. The shares issued to directors vest in either one or two year periods, with two-year periods having quarterly vesting.  The shares issued to officers and certain key employees generally vest in two installments: 50% vests two years from the grant date, and the remaining 50% vests three years from the grant date. Upon issuance of restricted shares, unearned compensation is recorded in stockholders’ equity as deferred compensation equal to the market value of the restricted shares and is recognized as compensation expense over the vesting period, net of reversal of previously recorded expense for any forfeited shares. Total compensation expense for restricted stock awards amounted to $480,000 and $539,000 in the three months ended June 30, 2005 and 2004, respectively, and $1.1 million and $925,000 in the six months ended June 30, 2005 and 2004, respectively.

During the three and six months ended June 30, 2005, the Company issued shares of Common Stock totaling 128,000 and 380,000, respectively, for the exercise of stock options.  During the three months ended June 30, 2005, the Company issued 30,000 shares of restricted stock to its Board of Directors.

Gain on issuance of subsidiary shares

The gain on issuance of subsidiary shares results from Internet Security Systems KK, our Asia/Pacific subsidiary (“ISS KK”), issuing shares related to the exercise of ISS KK stock options.  In 2005 ISS KK has issued 735 shares at an average exercise price of approximately $485 per share.  Our ownership percentage of the subsidiary remained at 87% at June 30, 2005.  Deferred income taxes have been provided in the period in which the gain is recognized.

Note 2. Income Taxes

The Company recorded tax provisions of $4.7 million and $3.1 million for the three-month periods ended June 30, 2005 and 2004, respectively, and tax provisions of $9.2 million and $6.1 million for the six-month periods ended June 30, 2005 and 2004, respectively.  While income tax expense was recorded on domestic income, the amount of domestic taxes payable was reduced by deductions related to the exercise of employee stock options in current and prior periods. The tax benefit of these deductions was recorded as additional paid-in capital. Taxes paid generally relate to certain foreign operations and state taxes.

The effective tax rate was approximately 36.5% for the three months ended June 30, 2005 and 36.25% for the three months ended June 30, 2004. For the six months ended June 30, 2005 and June 30, 2004 the effective tax was approximately 36.25%.  The effective rates differ from the statutory rates due to the impact of acquisition-related intangibles and certain operating expenses that are not deductible for income tax purposes as well as federal and state tax credits.

Note 3. Business Acquisition

 In August 2002, ISS KK, our Asia/Pacific subsidiary, acquired a distributor in Singapore, TriSecurity Holdings Pte Ltd. (“TriSecurity”). TriSecurity was the sole distributor for ISS KK in southeast Asia, including India, and its business was almost exclusively focused on ISS solutions. This acquisition provides our Asia-Pacific subsidiary direct support capabilities for their customers in Southeast Asia and allows ISS KK to expand its capabilities in this growing market. The consideration consisted of 2,000 shares of ISS KK stock and approximately $1.2 million of cash. Goodwill of approximately $4.0 million related to the purchase was recorded. During the first quarter of 2003, ISS KK amended the agreement and agreed to make payment of 490 shares of ISS KK in each of the first quarters of 2004 and 2005, relating to annual contingent consideration payments under the 2002 purchase agreement. Due to regulatory issues, the agreement was amended prior to the 2004 payment to make the 2004 and 2005 payments in cash in lieu of shares. Additional consideration of $764,000 and $498,000 was paid in February 2005 and 2004, respectively, based on the fair market value of the 490 shares, and is reflected in goodwill.

Note 4. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$8,261	$5,460	$16,106	$10,680
Change in cumulative translation adjustment	(3,834)	(3,741)	(7,993)	(4,520)

Comprehensive income	$4,427	$1,719	$8,113	$6,160

Note 5. Income per Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income	$8,261	$5,460	$16,106	$10,680

Denominator:
Denominator for basic net
income per share - weighted
average shares	45,243	47,654	45,284	48,064
Effect of dilutive stock options	1,935	1,102	2,030	1,302

Denominator for diluted net income per share - weighted average shares and equivalents	47,178	48,756	47,314	49,366

Basic net income per share	$0.18	$0.11	$0.36	$0.22

Diluted net income per share	$0.18	$0.11	$0.34	$0.22

Options aggregating 3,579,000 and 6,011,000 in the three months ended June 30, 2005 and 2004, respectively, and 3,553,000 and 3,530,000 in the six months ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares, and their impact would have been anti-dilutive.

Note 6. Segment and Geographic Information

ISS conducts business in one operating segment: providing information security management solutions. The Company does, however, prepare operating results for internal use on a geographic basis. Geographical based operating costs consist of direct sales expenses, infrastructure to support its employee and customer and partner base, supporting billing and financial systems and a management team for the geographic segment. Corporate expenses that are not charged directly to the other segments include research and development, general and administrative costs that support the global organization, amortization of acquired technology, amortization of licensed development source code, amortization of intangibles and stock-based compensation and costs that are one-time in nature, such as acquired in-process research and development.

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

The following table presents ISS’s revenues, operating expenses and operating income (loss) by reportable geographic segment (in thousands):

	Americas	EMEA	Asia/Pacific	Unallocated	Total

As of or for the three months ended June 30, 2005
Revenues from external customers:
Product licenses and sales	$20,492	$7,789	$5,332	$—	$33,613
Subscriptions	25,261	9,305	5,286	—	39,852
Professional services	3,856	606	1,173	—	5,635
Total revenue	49,609	17,700	11,791	—	79,100
Cost of revenues:
Product licenses and sales	3,676	1,103	998	375	6,152
Amortization of acquired technology	—	—	—	1,756	1,756
Subscriptions and professional services	9,486	1,154	2,527	—	13,167
Total cost of revenues	13,162	2,257	3,525	2,131	21,075
Operating expenses	16,805	8,269	2,463	18,329	45,866

Total expenses	29,967	10,526	5,988	20,460	66,941

Segment operating income (loss)	$19,642	$7,174	$5,803	$(20,460)	$12,159

Accounts receivable, net	$39,428	$18,615	$10,118	$—	$68,161
Property and equipment, net	$25,080	$1,696	$4,920	$—	$31,696

As of or for the three months ended June 30, 2004
Revenues from external customers:
Product licenses and sales	$18,164	$6,922	$3,765	$—	$28,851
Subscriptions	23,519	7,101	3,647	—	34,267
Professional services	3,920	930	1,572	—	6,422
Total revenue	45,603	14,953	8,984	—	69,540
Cost of revenues:
Product licenses and sales	3,306	990	652	353	5,301
Amortization of acquired technology	—	—	—	1,722	1,722
Subscriptions and professional services	8,429	1,397	2,720	—	12,546
Total cost of revenues	11,735	2,387	3,372	2,075	19,569
Operating expenses	15,539	6,394	2,183	17,557	41,673

Total expenses	27,274	8,781	5,555	19,632	61,242

Segment operating income (loss)	$18,329	$6,172	$3,429	$(19,632)	$8,298

Accounts receivable, net	$40,656	$15,098	$10,219	$—	$65,973
Property and equipment, net	$30,174	$1,722	$5,741	$—	$37,637

	Americas	EMEA	Asia/Pacific	Unallocated	Total

As of or for the six months ended June 30, 2005
Revenues from external customers:
Product licenses and sales	$39,550	$14,596	$11,737	$—	$65,883
Subscriptions	50,019	18,453	10,218	—	78,690
Professional services	7,419	1,073	2,827	—	11,319
Total revenue	96,988	34,122	24,782	—	155,892
Cost of revenues:
Product licenses and sales	7,347	2,317	2,123	750	12,537
Amortization of acquired technology	—	—	—	3,542	3,542
Subscriptions and professional services	18,519	2,448	5,358	—	26,325
Total cost of revenues	25,866	4,765	7,481	4,292	42,404
Operating expenses	32,752	15,987	4,906	36,009	89,654

Total expenses	58,618	20,752	12,387	40,301	132,058

Segment operating income (loss)	$38,370	$13,370	$12,395	$(40,301)	$23,834

Accounts receivable, net	$39,428	$18,615	$10,118	$—	$68,161
Property and equipment, net	$25,080	$1,696	$4,920	$—	$31,696

As of or for the six months ended June 30, 2004
Revenues from external customers:
Product licenses and sales	$35,143	$14,051	$8,442	$—	$57,636
Subscriptions	46,303	13,692	7,114	—	67,109
Professional services	7,094	1,819	2,946	—	11,859
Total revenue	88,540	29,562	18,502	—	136,604
Cost of revenues:
Product licenses and sales	5,782	1,841	1,433	793	9,849
Amortization of acquired technology	—	—	—	3,341	3,341
Subscriptions and professional services	16,241	2,658	5,320	—	24,219
Total cost of revenues	22,023	4,499	6,753	4,134	37,409
Operating expenses	30,962	13,389	4,119	34,774	83,244

Total expenses	52,985	17,888	10,872	38,908	120,653

Segment operating income (loss)	$35,555	$11,674	$7,630	$(38,908)	$15,951

Accounts receivable, net	$40,656	$15,098	$10,219	$—	$65,973
Property and equipment, net	$30,174	$1,722	$5,741	$—	$37,637

Note 7. Commitments and Contingencies

Our sales agreements with customers generally contain infringement indemnity provisions. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2005.  In addition, we warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. We also warrant that for one year after shipment, all hardware will be free from defects in materials and workmanship under normal authorized use, consistent with the instructions contained in the product documentation. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. We have not incurred significant recurring expense under our product or service warranties and hardware warranties are covered by the manufacturer warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2005.

Payments for certain operating leases for our office space are secured by four collateralized standby letters of credit totaling $8.3 million at June 30, 2005. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013. The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation. Each standby letter of credit is collateralized by securities. At June 30, 2005, $10.3 million of commercial paper investments are pledged as collateral and are shown on the balance sheet as restricted cash and marketable securities.

On August 17, 2004, the Company’s Georgia operating subsidiary filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”).  The action seeks the court’s declaration that our products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid.  SRI filed a motion to dismiss the action, which we opposed. On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”).  The complaint in the Delaware Action alleges that our SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief.  The Company filed a motion to dismiss the Delaware Action, which SRI opposed.  On April 13, 2005, the Company’s motion was denied, without prejudice, with the opportunity to re-file it after discovery and clarification of the distinction between our Delaware parent company and our Georgia operating company.  On or about April 25, 2005, SRI filed an amended complaint adding the Company’s Georgia operating subsidiary as a separate defendant to the Delaware Action.  The Company and its subsidiary answered SRI’s amended complaint on May 23, 2005, denying that they infringe the two patents asserted by SRI and asserting counterclaims seeking a declaration from the Delaware court that the five SRI patents are not infringed, invalid, and unenforceable.  On or about June 13, 2005, SRI answered the counterclaims asserted by the Company and its subsidiary, denying that the five patents are not infringed, invalid, and unenforceable.  The parties are currently engaged in discovery, and trial has been scheduled to begin on or about October 30, 2006.  We intend to defend the Delaware Action vigorously and believe we have meritorious defenses. On or about June 9, 2005, the Georgia court transferred the Georgia Action to the United States District Court for the District of Delaware.  The transferred case is currently pending before the Delaware court.

Note 8.  Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). On April 14, 2005, the Securities and Exchange Commission adopted a new rule, Staff Accounting Bulletin (“SAB”) No. 107, amending the effective date for SFAS 123R.  Under the effective date provisions included in SFAS 123R, the Company would be required to implement SFAS 123R as of the first interim or annual period beginning after June 15, 2005.  SAB No. 107 allows the Company to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005.  SAB No.107 affects none of the accounting provisions of SFAS 123R.The Company is required to adopt SFAS 123R by January 1, 2006.  The impact on the Company’s earnings will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 1 and is contingent upon the number of future options granted, the selected transition and valuation methods.  While the pro forma information under SFAS 123 indicates that expensing of stock options will have a material impact on the Company’s financial results, the specific impact is not known as the Company is currently evaluating valuation and transition methods permitted under SFAS 123R.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable.  SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

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

Overview

We focus on providing enterprise-wide pre-emptive protection. We provide such protection with our comprehensive line of products and services. These include ISS’ SiteProtector centralized management system; a product family consisting of network and host intrusion prevention, integrated security appliances, desktop protection and vulnerability protection; and ISS’ Managed Security Services and Professional Security Services. The integrated security appliance includes, in addition to intrusion prevention capabilities, firewalls, virtual private network features, anti-virus protection, content filtering and e-mail security, including anti-spam technology.

This combination of products and services forms our Proventia Enterprise Security Platform (“ESP”), which contributes to business process optimization by maintaining a delicate balance between IT-performance, availability and risk — ultimately stopping cyber threats before they affect operations. Unlike traditional approaches to security, which focus on improving reaction times, Proventia ESP is designed to avoid security incidents by combining continuous vulnerability assessment and threat prevention with enterprise-wide information management and reporting capabilities. Our objective is to enable companies to shield security vulnerabilities across their entire IT infrastructure — before attacks are released.

We currently plan to continue to evolve the Proventia Enterprise Security Platform by further automating enterprise security policy and delivering it within the context of existing IT processes.

Our managed services offerings currently provide remote management of our best-of-breed security technology, focusing on security assessment and intrusion detection, intrusion prevention and desktop protection systems, and include firewalls, VPNs, anti-virus capabilities and URL filtering software. We focus on serving as the trusted security provider to our customers by maintaining within our existing products the latest counter-measures to security risks, creating new innovative products based on our customers’ needs and providing professional and managed services.

Many factors will affect our future financial performance, especially our ability to differentiate our offerings from competitors that include much larger companies with greater marketing capabilities, financial resources and brand recognition. In order to continue to create such differentiation, we expect to continue to expand our domestic and international sales and marketing operations, seek acquisition candidates and alliances with partners whose products, technologies or service capabilities are complementary to our solutions; and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. At the same time, we expect to adjust our organization size in light of changing economic conditions and maintain emphasis on controlling discretionary spending and capital expenditures. While we believe in the long-term success of our business solutions, our prospects must be considered in light of the recent experience, risks and difficulties that are frequently encountered by companies serving rapidly evolving markets.  See “Risk Factors”.

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

•                  Subscription revenues, which consists of customer support, including content updates, term licenses, subscription licenses and managed service arrangements; and

•                  Professional services revenues, which includes fee-based service engagements and training.

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

Product sales consist primarily of appliances sold in conjunction with ISS licensed software. These sales are recognized upon shipment to the customer provided all other criteria for software license revenue recognition are met.

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

Historically, our software and intrusion prevention appliance sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the related license or product amount. Prior to the second quarter of 2005, the majority of the initial price paid by the customer for certain Proventia integrated security appliance models was for selected content blades (sometimes referred to as “blades”), which customers acquire for a specified term that is recognized over such term as subscription revenue. During the second quarter of 2005, we changed the pricing model for our Proventia integrated security appliances to our historical model under which customers acquire the appliance bundled with most content blades, which are recorded as product revenue at the time of sale, and pay annual customer support fees at an average rate of

22% of the product price.This change did not have a material impact on our results for the second quarter as the integrated security appliances represented 4% of product license and sales revenues in the second quarter using our historical pricing model, which approximates the percentage of quarterly product licenses and sales that it has historically represented since introduced in late 2003, under the prior pricing model.

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

Multiple elements arrangements

Our sales of product and/or software licenses are multiple element arrangements that include product support and content updates and may include other subscription or professional services delivered after the product or software license. Revenue is generally recognizable upon delivery of each element of the arrangement when all of the following requirements exist:

•                  vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements;

•                  the functionality of the delivered elements is not dependent on the undelivered elements; and

•                  delivery of the delivered elements represents the culmination of the earnings process.

We recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as product and license revenues. We allocate revenue to the delivered products and licenses using the residual method. Under the residual method, we allocate discounts inherent in the arrangement to products and product support and content updates associated with products that are initially delivered and recognize the other elements as they are delivered based on the VSOE of fair value, which is determined based on transactions where the company sells those elements separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties.

Allowance for doubtful accounts

Our sales are global, with customers located in the Americas, EMEA, and Asia/ Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At June 30, 2005, the allowance for doubtful accounts totaled $3.1 million, or 4.4% of the $71.3 million of total trade receivables. This 4.4% allowance of receivables reflects our practice to leave accounts on our general ledger and provide reserves pending final resolution of collectibility rather than to write-off such accounts.    Our bad debt expense for the quarter ended June 30, 2005 amounted to $241,000 compared to $240,000 in the corresponding period of 2004 and $386,000 and $529,000 during the first six months of 2005 and 2004, respectively.

We continued to monitor the Asia situation that contributed to a higher bad debt expense level in 2002. In January 2004, a new distributor for China assumed the rights and the obligations of the distribution agreement for ISS products from the old distributor. In connection with this agreement, we modified the new distributor’s obligations, which resulted in an additional $200,000 of bad debt expense recorded in the fourth quarter of 2003 and the write-off of $1.1 million against the allowance account. We established a firm repayment schedule and received timely payments under this schedule, which resulted in full payment of the receivable in the first quarter of 2005.

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

We currently have goodwill and other acquisition related intangibles, net of accumulated amortization, of approximately $236 million, with $195 million of goodwill related to our June 2001 acquisition of Network ICE Corporation (“Network ICE”) and approximately $20 million of goodwill related to the January 2004 acquisition of Cobion, a privately held company based in Kassel, Germany . The determination of whether or not goodwill is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based on forecasted discounted cash flows through 2008 and on our stock market valuation. Neither method indicated that our goodwill had been impaired and, as a result, we did not record any impairment losses related to goodwill during 2005. Other intangibles of approximately $15 million are principally acquired technology from the Network ICE and Cobion acquisitions that are components in our current product offerings.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS Statement No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). On April 14, 2005, the Securities and Exchange Commission adopted a new rule, Staff Accounting Bulletin (“SAB”) No. 107, amending the effective date for SFAS 123R.  Under the effective date provisions included in SFAS 123R, the Company would be required to implement SFAS 123R as of the first interim or annual period beginning after June 15, 2005.  SAB No. 107 allows the Company to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005.  SAB No.107 affects none of the accounting provisions of SFAS 123R.The Company is required to adopt SFAS 123R by January 1, 2006.  The impact on the Company’s earnings will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 1 and is contingent upon the number of future options granted, the selected transition and valuation methods.  While the pro forma information under SFAS 123 indicates that expensing of stock options will have a material impact on the Company’s financial results, the specific impact is not known as the Company is currently evaluating valuation and transition methods permitted under SFAS 123R.

In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable.  SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

Results of Operations

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Consolidated Statements of Operations Data:
Product licenses and sales	43%	42%	42%	42%
Subscriptions	50%	49%	51%	49%
Professional services	7%	9%	7%	9%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Product licenses and sales	8%	8%	8%	7%
Amortization of acquired technology	2%	2%	2%	2%
Subscriptions and professional services	17%	18%	17%	18%

Total cost of revenues	27%	28%	27%	27%
Research and development	14%	16%	14%	16%
Sales and marketing	35%	35%	35%	36%
General and administrative	9%	9%	9%	9%
Amortization of intangibles and stock-based compensation	—%	—%	—%	—%

Total costs and expenses	85%	88%	85%	88%

Operating income	15%	12%	15%	12%

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

Product licenses and sales in the three months ended June 30, 2005 increased by 17% compared with the three months ended June 30, 2004, and 14% on a year-to-date basis, due to continued positive market response to our Proventia appliance line.  Proventia appliances grew from 50% of product license and sales in the second quarter of 2004 to 67% of product license and sales revenues in the second quarter of 2005, an increase of 57%.  For the six months ended June 30, 2005 Proventia represented 65% of total product and sales revenues compared to 49% in the six months ended June 30, 2004, growth of 51%.

Our future growth is dependent on a continuation of the positive market response to our Proventia family of products. At the end of the first quarter of 2005 we extended Proventia to our PC desktop and laptop solutions, which were delivered as a software offering.  We also expect to extend Proventia to our server solutions in the future. Our present product roadmap also focuses on product offerings and enhancements that will continue to improve central control and manageability, easier deployment and more refined information as well as broader Proventia appliance offerings. We expect that this focus will continue to make our products more cost effective to implement and maintain the goal of increasing the future level of product licenses and sales. Such sales represent not only product and license revenues, but also subscription revenues from customer support.

Subscriptions

Subscription revenues, the largest revenue category, consist of customer support revenues, which include product and technical support and content updates, security-monitoring fees for managed services offerings, and term licenses of products. Revenues increased from $34.3 million in the second quarter of 2004 to $39.9 million in the second quarter of 2005 representing growth of 16%.  On a year-to-date basis subscription revenues increased 17% from $67.1 million in 2004 to $78.7 million in 2005.

For both the second quarter and first half of 2005, the largest component of subscription revenues, customer support, increased to 32% of total revenues from 31% in the corresponding periods of 2004. Customer support includes hardware support of our Proventia appliances, software updates and software blades, technical support and security content that includes advisory updates from X-Force, our internal team of security experts. Customer support is provided through contracts executed with customers for a specified term and billed at the time of contract. Such billings are recorded as deferred revenues on our balance sheet and amortized as subscriptions revenue over the term of the contract. We expect customer support revenues to increase in the future as our client base that generates such support revenues expands.

Managed services revenues increased to 15% of total revenues in the three months ended June 30, 2005, as compared with 13% in the three months ended June 30, 2004.  For the six months ended June 30, 2005 managed services revenues increased to 14% of total revenues compared with 13% in the corresponding period of 2004. We believe these increases were due to a strong demand in the market for proven, financially sound, managed security service providers. We are marketing managed services both directly to end users and through partners, including a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers. We also expect sales of managed services to continue to grow steadily as we focus our efforts on marketing offerings to new and existing customers that meet changing needs in today’s environment.

Professional services

Professional services revenue decreased in absolute dollars from $6.4 million in the three months ended June 30, 2004 to $5.6 million in the three months ended June 30, 2005.In the six months ended June 30, 2005 professional services revenues were $11.3 million, compared to $11.9 million in the six months ended June 30, 2004.We continue to focus on high-value offerings that utilize our X-Force expertise, and look to our system integration and channel partners to serve as the primary resource to fulfill the services and education needs of our customers.

Geographic regions

Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Americas	63%	65%	62%	65%
EMEA	22%	22%	22%	22%
Asia/Pacific Rim	15%	13%	16%	13%

While there have been changes in the proportion of revenues generated by each region, all of the regions experienced growth in revenues in 2005.  Fluctuations in foreign currency rates impact our financial results. We sell primarily in the functional currency of the countries in which we operate.  Therefore, changes in exchange rates impact both our revenues and operating expenses.  When the U.S. dollar strengthens against these foreign currencies, the U.S. dollar value of our non-functional currency revenues decreases. When the U.S. dollar weakens, the value of our functional currency revenues increases.  During the second quarter of 2005, the dollar strengthened against both the euro and the yen, which translated into less U.S. dollars recorded during consolidation of approximately $1.0 million in revenue.When comparing rates in the second quarter of 2005 against the second quarter of 2004, the U.S. dollar was slightly weaker against both the euro and yen, providing a benefit of approximately $1.0 million in revenues.  Assuming the current rates remain stable, revenues for the second half of the year will be negatively impacted by approximately 1.5% when comparing EMEA and Asia/Pacific Rim results to the second half of 2004.

The financial data for each segment can be found in Note 6 to the Consolidated Financial Statements.

Costs and Expenses

Personnel

Personnel and related costs represent our largest expense category. Our headcount remained relatively constant in the first half of 2005, slightly exceeding 1,200 employees.

Cost of product licenses and sales

Cost of product licenses and sales consists of several components. The substantial portion of our cost of product licenses and sales represents the hardware cost of our Proventia appliances. As our Proventia revenues increase so do the direct costs of the appliances.  Other elements of cost of product licenses and sales include the personnel costs of our fulfillment group and the amortization of development source code licensed at the beginning of 2004, which is amortized over its estimated useful life of four years. Costs associated with licensing our software products are minor.

As a percentage of product licenses and sales revenues, these costs increased from 18% in the quarter ended June 30, 2004 to 19% in the quarter ended June 30, 2005.  On a year-to-date basis, cost of product licenses and sales increased from 17% of product licenses and sales revenue in 2004 to 19% in 2005.  These modest increases, in the costs as a percentage of the related revenues, resulted from an increase in Proventia appliance revenues, which grew by more than 50% on both a quarterly and year-to-date basis in 2005 compared to 2004.  The hardware costs represent a smaller portion of the related appliance revenue as the costs are growing less than the corresponding revenues.

We also recorded amortization expense related to core and developed technology as a result of acquisitions accounted for under the purchase method of accounting.  This amortization expense totaled $1.8 million in the three months ended June 30, 2005, $1.7 million in the three months ended June 30, 2004, $3.5 million in the six months ended June 30, 2005 and $3.3 million in the six months ended June 30, 2004.

Cost of subscriptions and professional services

Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to our professional services and training. These costs were $13.2 million in the three months ended June 30, 2005 and $12.5 million in the three months ended June 30, 2004.   In the six months ended June 30, 2005 these costs were $26.3 million compared to $24.2 million in the corresponding period of 2004.  These costs, as a percentage of subscription and professional services revenues, decreased from 31% in the three and six months ended June 30, 2004 to 29% in both the three and six months ended June 30, 2005.  Costs associated with our technical support personnel and our SOC’s increased the second quarter of 2005 compared to the same period of 2004, as well as year-to-date 2005 compared to 2004,  as we added personnel and equipment to handle additional customers.

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

We continue to add functionality to our product family, providing gateway, network, server and desktop-based solutions, as well as to our vulnerability assessment and security management applications. These improvements, as well as new offerings, are intended to provide our customers with more powerful and easier-to-use solutions for security management across the enterprise. Examples of product introductions in the first six months of 2005 include the following:

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

Research and development expenses decreased slightly from $11.1 million in the three months ended June 30, 2004 to $11.0 million in the three months ended June 30, 2005.  On a year-to-date basis, these costs decreased in absolute dollars from $21.9 million in the first half of 2004 to $21.3 million in the first half of 2005.  These decreases are the benefits of streamlining operations as we relocated some engineering functions from our California development facility to Atlanta and offshore and completed the closure of our Sydney engineering facility during 2004.

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

Sales and marketing expenses increased from $24.1 million in the three months ended June 30, 2004 and $48.5 million in the six months ended June 30, 2004 to $27.5 million and $53.6 million, respectively, in the corresponding periods of 2005.We added quota-carrying headcount, had higher variable commission expense associated with higher product license and sales revenues and increased our marketing expenditures.  Despite these increases, sales and marketing expenses continued to represent between 34% and 35% of total revenues in the three month and six month periods ended June 30, 2004 and 2005.

We expect to achieve leverage in our sales efforts in the future by focusing our direct sales force on large customers that are served either directly by us or through large systems integrators. We believe our channel, which includes systems integrators, value-added resellers and distributors, will continue to be of increasing importance to us, measured quantitatively by an increasing level of product revenue originating through the channel. This channel represented approximately 75% of our sales in the second quarter of 2005 as compared to 73% in 2004. We intend to use its capabilities in the future to reach larger customers through joint selling efforts and to reach departmental and small companies with minimal assistance from ISS.

General and administrative

General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.  General and administrative expenses were $7.3 in the second quarter of 2005 and $14.6 million in the first half of 2005 compared with $6.3 million in the second quarter of 2004 and $12.6 million in the first half of 2004.  General and administrative expenses increased in the 2005 periods compared to the 2004 periods primarily due to higher legal costs and additional costs related to compliance with the Sarbanes Oxley Act of 2002.

Interest income

Interest income increased from $464,000 in the quarter ended June 30, 2004 to $1.3 million in the comparable quarter of 2005 and from $1.0 million in the six months ended June 30, 2004 to $2.3 million in the six months ended June 30, 2005 due to an increase in the yield on investment-quality commercial paper and similar investments from approximately 0.8% in the second quarter of 2004 to approximately 2.9% during the second quarter of 2005.Year-to-date yields increased from 1.0% in 2004 to 2.6% in 2005.

Other income (expense), net

Other income (expense) consisted of minority interest expense of $51,000 in the second quarter of 2005 and $284,000 in the second quarter of 2004 and $61,000 and $411,000 for the six months ended June 30, 2005 and 2004, respectively.  Foreign currency exchange loss in the second quarter of 2004 of $72,000 compared to a $445,000 loss during the same period of 2005.  On a year-to-date basis a foreign currency gain of $5,000 in 2004 compares to a loss of $980,000 in 2005.  These losses in 2005 occurred primarily due to the strengthening of the dollar against foreign currencies such as the euro and the yen.

Gain on issuance of subsidiary shares

The gain on issuance of subsidiary shares resulted from, ISS KK, our Asia/Pacific subsidiary issuing shares related to the exercise of ISS KK stock options.  For the six months of 2005, ISS KK issued 735 shares at an average exercise price of approximately $485 per share.  Our ownership percentage of the subsidiary remained at 87% at June 30, 2005.

Provision for income taxes

Our effective tax rate was approximately 36.5% for the three months ended June 30, 2005 bringing our rate to 36.25% for the six months ended June 30, 2005.  The increase in the anticipated annual rate for 2005 was created by a shift in expected profits for tax reporting purposes to jurisdictions with higher tax rates.  Although the effective rate for the three and six months ended June 30, 2004 was 36.25%, the final effective tax rate for 2004 was higher at 36.9%. The effective rates differ from the statutory rates due to the impact of acquisition-related intangibles and certain operating expenses that are not deductible for income tax purposes as well as federal and state tax credits.

Liquidity and Capital Resources

Our financial position remained strong through the first six months of 2005. Our cash and cash equivalents and marketable security investments were $226.6 million at June 30, 2005. Our investments in marketable securities consisted solely of highly rated debt obligations with maturities of twelve months or less.

We continue to meet our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in the first six months of 2005 totaled $34.2 million. The major components of cash flows provided by operating activities were net income of $16.1 million, non-cash depreciation and amortization expense charges of $9.0 million, non-cash deferred compensation expense of $1.1 million, and a decrease in accounts receivable of $7.2 million.

An important element of our liquidity is the collection of our accounts receivable. We measure our accounts receivable management by our day’s sales outstanding (“DSO”). This is a measurement of accounts receivable divided by billings in the quarter, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was 81 days at June 30, 2005, well within our target range of 75 to 85 days.

Our net cash provided by investing activities was $29.9 million in the first six months of 2005.  Investing activities included changes in our marketable securities that have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. The cash flow statement included the purchase of $56.9 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity and sales of marketable securities of $89.9 million.  Also included in cash flow from operations was $0.9 million of income tax benefit from exercise of stock options, which will be classified as a financing activity with the expected adoption in calendar 2006 of SFAS 123R, “Share Based Payments”, issued by the Financial Accounting Standards Board.

Our financing activities used $12.8 million of cash in the first six months of 2005. This was principally due to the repurchase of 880,000 shares of our common stock in the open market at an aggregate cost of $18.3 million.Since the inception of the stock repurchase programs in July 2002, we have purchased 5.8 million shares at an average cost of $16.13 per share for a total cash outlay of approximately $92.7 million.  In July 2005 the Board of Directors authorized a new repurchase program to spend up to $100 million over the next year.  Also, in the first six months of 2005, the exercise of stock options by our employees and the issuance of common stock through our employee stock purchase plan generated funds of approximately $5.5 million.

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

Off-Balance Sheet Arrangements

Payments for certain of our operating leases are secured by four collateralized stand-by letters of credit totaling approximately $8.8 million at June 30, 2005. These stand-by letters of credit guarantee our payment obligations on the leases and are renewable annually over the duration of the applicable leases. If we default on the lease payments, the landlords can make a claim against the letters of credit. We, in turn, would be liable to the letter of credit issuers. Our stand-by letters of credit are collateralized by securities worth $10.3 million at June 30, 2005. Other than these non-cancelable operating leases, we have no off-balance sheet financing arrangements, any relationships with “structured finance” or “special purpose” entities, or any contractual obligations with unconsolidated entities that are reasonably likely to impact our liquidity.

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

We introduced our Proventia appliance line in April 2003 that includes intrusion prevention and integrated security protection. While market response to these products has had a positive impact on our operating results, failure to continue to gain further market acceptance of new appliance products could result in revenues below our expectations and our operating results could be adversely affected.

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

•                  our ability to develop and timely introduce new and enhanced product and managed service offerings;

•                  the introduction and acceptance rate of new ISS branded appliances, including increased cost of goods sold;

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

•                  whether enterprises consolidate their security platforms with fewer venders and whether ISS benefits from this;

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

Our Proprietary Rights May be Difficult to Enforce

We rely primarily on copyright, trademark, patent and trade secrets laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We hold two United States patent, one Taiwanese patent, and have a number of patent applications pending. We also hold numerous United States and foreign trademarks and have a number of trademark applications pending. There can be no assurance that patents will be issued from pending applications, or that claims allowed on any patents will be sufficiently broad to protect our technology. There can be no assurance that any issued patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will actually provide competitive advantages to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties. If we are unable to protect our proprietary rights to the totality of the features in our software and products (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operating results are affected by changes in exchange rates between the U.S. dollar and the euro and the Japanese yen.  The U.S. dollar value of our non-U.S. dollar revenues decreases as the U.S. dollar strengthens against these foreign currencies.  When the U.S. dollar weakens, the value of our functional currency revenues increases.  In the quarter ended June 30, 2005 the U.S. dollar strengthened against the euro by approximately 4% and against the yen by approximately 3%.  The resulting impact of this strengthening in the second quarter was a decrease in revenues of approximately $1 million.  Since much of our international operating expenses are also incurred in local currencies, which are the foreign subsidiaries functional currency, the impact of exchange rates on net income or loss is relatively less than the impact on revenue.  For the second quarter of 2005 the impact was a reduction in net income of approximately $250,000.  Assuming the current rates remain stable, revenues for the second half of the year will be negatively impacted by approximately 1.5% when comparing EMEA and Asia/Pacific Rim results to the second half of 2004.  Although our operating and pricing strategies take into account changes in exchange rates over time, our results of operations may be affected significantly in the short term by fluctuations in foreign currency exchange rates.

Assets and liabilities are translated at the exchange rate on the balance sheet date.  As the U.S. dollar strengthens against the euro and yen, the assets of our entities, with the euro and yen as their functional currencies, translate into fewer U.S. dollars during consolidation.  As the U.S. dollar weakens against these currencies, these assets translate into higher U.S. Dollars during consolidation.  The translation adjustments resulting from this process are shown separately as a component of stockholders’ equity.

Transactions gains or losses are recorded by our entities for transactions denominated in currencies other than their respective functional currencies.  We recognized foreign exchange rate losses of approximately $445,000 and $72,000 during the three months ended June 30, 2005 and 2004, respectively.  Foreign exchange rate transaction gains and losses are classified in “Other income (expense)” on our Consolidated Statements of Operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of June 30, 2005.  No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases.  Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes ISS’ internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 17, 2004, the Company’s Georgia operating subsidiary filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”).  The action seeks the court’s declaration that our products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid.  SRI filed a motion to dismiss the action, which we opposed. On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”).  The complaint in the Delaware Action alleges that our SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief.  The Company filed a motion to dismiss the Delaware Action, which SRI opposed.  On April 13, 2005, the Company’s motion was denied, without prejudice, with the opportunity to re-file it after discovery and clarification of the distinction between our Delaware parent company and our Georgia operating company.  On or about April 25, 2005, SRI filed an amended complaint adding the Company’s Georgia operating subsidiary as a separate defendant to the Delaware Action.  The Company and its subsidiary answered SRI’s amended complaint on May 23, 2005, denying that they infringe the two patents asserted by SRI and asserting counterclaims seeking a declaration from the Delaware court that the five SRI patents are not infringed, invalid, and unenforceable.  On or about June 13, 2005, SRI answered the counterclaims asserted by the Company and its subsidiary, denying that the five patents are not infringed, invalid, and unenforceable.  The parties are currently engaged in discovery, and trial has been scheduled to begin on or about October 30, 2006.  We intend to defend the Delaware Action vigorously and believe we have meritorious defenses. On or about June 9, 2005, the Georgia court transferred the Georgia Action to the United States District Court for the District of Delaware.  The transferred case is currently pending before the Delaware court.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its common stock during the three months ended June 30, 2005. All such purchases were made in open-market transactions pursuant to a repurchase plan publicly announced on July 21, 2004. Under this repurchase plan, the Company has been authorized by the Board to repurchase up to $50 million of its outstanding common stock over the 12 months ending July 19, 2005. The Company had a prior repurchase plan in place that terminated on July 14, 2004 and no further purchases can be made under that plan. Through June 30, 2005, the Company had purchased approximately 5.8 million shares at an aggregate cost of approximately $92.7 million under the current and prior repurchase plans.  In July 2005 the Board of Directors authorized a new repurchase program to spend up to $100 million over the next year.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
	Total Number		as	Value of Shares
	of	AveragePrice	Part of Publicly	that May Yet Be
	Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs
4/1/05-4/300/05	—	$—	—	$13,841,000
5/1/05-5/31/05	284,000	$20.60	284,000	$7,991,000
6/1/05-6/30/05	153,000	$21.59	153,000	$4,687,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Internet Security Systems, Inc. was held on Tuesday, May 24, 2005.

The following three directors were elected to serve a three-year term ending in the year 2008: (a) Richard S. Bodman, 38,961,678 votes for and 3,294,471 votes withheld, (b) Kevin J. O’Connor, 37,258,349 votes for and 4,997,800 votes withheld, and (c) Steven J. Heyer, 40,555,022 votes for and 1,701,127 votes withheld. Directors continuing in office are Robert E. Davoli, Christopher W. Klaus, Thomas E. Noonan, Sam Nunn and David N. Strohm.

A proposal was submitted to approve our 2005 Stock Incentive Plan.  The 2005 Plan replaces the Restated 1995 Stock Incentive Plan, which otherwise expires September 6, 2005.The vote was as follows: (a) Voting For: 23,219,115, (b) Voting Against: 9,444,370, (c) Abstentions: 21,149, (d) Broker non-votes: 9,571,515.

Item 5. Other Information

None.

Item 6. Exhibits

10.11

Employment and Succession Agreement and Full and Complete Release between Richard Macchia and Internet Security Systems, Inc. dated May 11, 2005 (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K filed May 11, 2005).

10.12		Internet Security Systems, Inc. 2005 Stock Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed April 18, 2005).
10.13*		Form of Incentive Stock Option Agreement and Notice of Grant for Employees Under 2005 Stock Incentive Plan.
10.14*		Form of Nonqualified Stock Option Agreement and Notice of Grant for Employees Under 2005 Stock Incentive Plan.
10.15*		Form of Restricted Stock Award Agreement for Employees Under 2005 Stock Incentive Plan.
10.16*		Form of Restricted Stock Unit Award Agreement for Employees Under 2005 Stock Incentive Plan.
10.17*		Form of Nonqualified Stock Option Agreement and Notice of Grant for Directors Under 2005 Stock Incentive Plan.
10.18*		Form of Restricted Stock Award Agreement for Directors Under 2005 Stock Incentive Plan.
11 **	—	Computation of Per Share Earnings
31 .1*	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31 .2*	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 .1*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 .2*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies those filed exhibits with this Form 10-Q.

**	Data required by SFAS No. 128, “Earnings Per Share”, is provided in Note 5 to the consolidated financial statements in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.
(Registrant)

Date: August 9, 2005	By /s/ Richard Macchia
Senior Vice President Finance and Administration
and Chief Financial Officer (on behalf of registrant
and as principal financial officer)