Form 10-Q
period 2005-09-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2005-11-09
CIK 1053148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares
Outstanding
Title of each class of common stock	as of October 28, 2005
Common stock, $0.001 par value	44,912,948

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTERNET SECURITY SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,565	$140,148
Marketable securities	10,963	70,901
Accounts receivable, less allowance for doubtful accounts of $3,279 and $3,099, respectively	79,559	75,353
Inventory	4,076	2,506
Prepaid expenses and other current assets	12,060	12,728
Total current assets	314,223	301,636

Property and equipment:
Computer equipment and software	56,709	52,412
Office furniture and equipment	17,904	18,091
Leasehold improvements	20,992	21,098
	95,605	91,601
Less accumulated depreciation	64,944	57,161
	30,661	34,440

Restricted cash and marketable securities	10,300	10,300
Goodwill, less accumulated amortization of $27,381	221,594	224,065
Other intangible assets, less accumulated amortization of $25,834 and $20,951, respectively	12,831	19,763
Other assets	7,201	8,698
Total assets	$596,810	$598,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,658	$6,911
Accrued expenses	33,600	25,238
Deferred revenues	69,689	70,246
Total current liabilities	108,947	102,395

Non-current portion of deferred revenues	6,660	8,432
Other non-current liabilities	5,392	6,495

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 51,409,000 and 50,754,000 issued, respectively	51	51
Additional paid-in capital	509,854	499,534
Deferred compensation	(1,864)	(3,197)
Accumulated other comprehensive income	3,179	11,041
Retained earnings	74,442	48,544
Treasury stock, at cost (6,511,000 and 4,871,000 shares, respectively)	(109,851)	(74,393)
Total stockholders’ equity	475,811	481,580
Total liabilities and stockholders’ equity	$596,810	$598,902

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Product licenses and sales	$37,164	$31,241	$103,047	$88,877
Subscriptions	40,713	35,819	119,403	102,928
Professional services	4,968	5,673	16,287	17,532
	82,845	72,733	238,737	209,337
Costs and expenses:
Cost of revenues:
Product licenses and sales	7,386	6,463	19,923	16,312
Amortization of acquired technology	1,731	1,732	5,273	5,072
Subscriptions and professional services	13,274	12,278	39,599	36,497
Total cost of revenues	22,391	20,473	64,795	57,881
Research and development	11,406	10,740	32,682	32,644
Sales and marketing	27,659	24,653	81,305	73,123
General and administrative	7,339	7,173	21,985	19,766
Amortization of other intangibles and stock-based compensation	41	59	127	337
	68,836	63,098	200,894	183,751
Operating income	14,009	9,635	37,843	25,586
Interest income	1,565	699	3,877	1,691
Other income (expense), net	(58)	(152)	(1,073)	(581)
Gain on issuance of subsidiary stock	52	38	186	278
Income before income taxes	15,568	10,220	40,833	26,974
Provision for income taxes	5,776	3,809	14,935	9,883
Net income	$9,792	$6,411	$25,898	$17,091
Basic net income per share of Common Stock	$0.22	$0.14	$0.57	$0.36
Diluted net income per share of Common Stock	$0.21	$0.14	$0.55	$0.35

Weighted average shares and equivalent shares:
Basic	44,915	46,267	45,080	47,460
Diluted	47,336	47,225	47,365	48,650

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended
	September 30,
	2005	2004
Operating activities
Net income	$25,898	$17,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,783	11,866
Amortization of acquired technology, other intangibles and stock-based compensation	5,400	5,409
Accretion of discount on marketable securities	114	31
Deferred compensation expense	1,538	1,467
Minority interest	23	448
Income tax benefit from exercise of stock options	1,740	7,385
Gain on issuance of subsidiary stock	(186)	(278)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(4,206)	829
Inventory	(1,570)	(474)
Prepaid expenses and other assets	1,885	(3,166)
Accounts payable and accrued expenses	6,070	(1,964)
Deferred revenues	(2,329)	5,035
Net cash provided by operating activities	42,160	43,679

Investing activities
Acquisitions, net of cash received	(764)	(34,022)
Purchases of marketable securities	(64,180)	(64,465)
Net proceeds from maturity of marketable securities	94,254	44,205
Net proceeds from sales of marketable securities	29,750	—
Purchases of property and equipment	(4,004)	(11,227)
Net proceeds from issuance of subsidiary stock	438	433
Net cash provided by (used in) investing activities	55,494	(65,076)

Financing activities
Proceeds from exercise of stock options	7,637	1,936
Proceeds from employee stock purchase plan	732	1,417
Purchases of treasury stock	(35,458)	(49,557)
Net cash used in financing activities	(27,089)	(46,204)

Foreign currency impact on cash	(3,148)	(2,194)

Net increase (decrease) in cash and cash equivalents	67,417	(69,795)
Cash and cash equivalents at beginning of period	140,148	184,551
Cash and cash equivalents at end of period	$207,565	$114,756

Supplemental cash flow disclosure
Income taxes paid	$5,879	$2,800

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 contain, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.  All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results will differ from those estimates, and such differences may be material to the consolidated financial statements.

Goodwill and Intangibles

Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):

	September 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$248,975	$(27,381)	$251,446	$(27,381)

Amortized intangible assets:
Core technology	3,853	(3,364)	3,853	(3,002)
Developed technology	32,790	(20,656)	34,775	(16,235)
Customer relationships	2,022	(1,814)	2,086	(1,714)

Total	$38,665	$(25,834)	$40,714	$(20,951)

The change in the carrying amounts of goodwill and developed technology from December 31, 2004 to September 30, 2005 was the result of reductions due to currency translation adjustments for the acquisition of Cobion, a German content filtering and anti-spam provider, that more than offset increases due to the payment of additional consideration related to the 2002 acquisition of TriSecurity Holdings Pte Ltd. discussed in Note 3, and the payment of approximately $20,000 of final severance payments and related purchase accounting adjustments for the January 2004 acquisition of Cobion.

The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, and three years for customer relationships.  Amortization expense of intangible assets is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Core technology	$120	$120	$361	$361
Developed technology	1,611	1,612	4,912	4,711
Customer relationships	41	43	127	268

Total	$1,772	$1,775	$5,400	$5,340

The Company amortized $375,000 and $353,000 in the three months ended September 30, 2005 and 2004, respectively and $1,125,000 and $1,146,000 in the nine months ended September 30, 2005 and 2004, respectively, relating to the purchase of a software license used in certain of its products.  The asset is included in computer equipment and software and the amortization expenses are included in cost of product licenses and sales.

The estimated future amortization expense of intangible assets as of September 30, 2005 is as follows (in thousands):

Amount
Year ending December 31,
2005 (three months)	$1,771
2006	4,988
2007	3,038
2008	3,034

Total	$12,831

Accounting for stock-based compensation

Statement of Financial Accounting Standard (“SFAS”) 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” establishes accounting and reporting standards for stock-based employee compensation plans.  As permitted by SFAS 123, ISS continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” , and has elected the pro forma disclosure alternative of SFAS 123.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$9,792	$6,411	$25,898	$17,091
Add: Stock-based compensation included in reported net income, net of income taxes	305	384	977	986
Less: Stock-based compensation expense computed under the Fair Value method, net of income taxes	(2,968)	(5,996)	(10,548)	(18,364)

Pro forma net income (loss)	$7,129	$799	$16,327	$(287)
Basic net income (loss) per share of Common Stock and equivalents:
As reported	$0.22	$0.14	$0.57	$0.36
Pro forma	$0.16	$0.02	$0.36	$(0.01)

Diluted net income (loss) per share of Common Stock and equivalents:
As reported	$0.21	$0.14	$0.55	$0.35
Pro forma	$0.15	$0.02	$0.34	$(0.01)

The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	Three months ended
	September 30,
	2005	2004
Expected life (years)	4.6	5
Risk free interest rates	4.28%	3.08%
Expected volatility	38%	51%
Expected dividend yield	—	—

During 2005 and 2004, 347,000 restricted shares were issued to directors, officers and certain key employees of ISS.  The shares issued to directors vest in either one-or two-year periods, with two-year periods having quarterly vesting.  The shares issued to officers and certain key employees generally vest in two installments: 50% vesting two years from the grant date with the remaining 50% vesting three years from the grant date.  Upon issuance of restricted shares, unearned compensation is recorded in stockholders’ equity as deferred compensation equal to the market value of the restricted shares and is recognized as compensation expense over the vesting period, net of reversal of previously recorded expense for any forfeited shares.  Total compensation expense for restricted stock awards amounted to $485,000 and $613,000 in the three months ended September 30, 2005 and 2004, respectively, and $1.5 million and $1.6 million in the nine months ended September 30, 2005 and 2004, respectively.

During the three and nine months ended September 30, 2005, the Company issued 217,000 and 598,000 shares of Common Stock, respectively, for the exercise of stock options.  During the three months ended September 30, 2005, the Company issued 850 shares of restricted stock to certain employees.

Gain on issuance of subsidiary shares

The gain on issuance of subsidiary shares results from Internet Security Systems KK, our Asia/Pacific subsidiary (“ISS KK”), issuing shares related to the exercise of ISS KK stock options.  In 2005, ISS KK has issued 899 shares at an average exercise price of approximately $488 per share.  Our ownership percentage of the subsidiary remained at 87% at September 30, 2005.  Deferred income taxes have been provided in the period in which the gain is recognized.

Note 2. Income Taxes

The Company recorded tax provisions of $5.8 million and $3.8 million for the three months ended September 30, 2005 and 2004, respectively, and tax provisions of $14.9 million and $9.9 million for the nine months ended September 30, 2005 and 2004, respectively.  While income tax expense was recorded on domestic income, the amount of domestic taxes payable was reduced by deductions related to the exercise of employee stock options in current and prior periods.  The tax benefit of these deductions was recorded as additional paid-in capital.

The effective tax rate was approximately 37.1% for the three months ended September 30, 2005 and 37.3% for the three months ended September 30, 2004.  The effective tax rate was 36.6% for the nine months ended September 30, 2005 and September 30, 2004, respectively.  The effective rates differ from the statutory rates due to the impact of acquisition-related intangibles and certain operating expenses that are not deductible for income tax purposes as well as federal and state tax credits.

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

Note 4. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$9,792	$6,411	$25,898	$17,091
Change in cumulative translation adjustment	131	464	(7,862)	(4,056)

Comprehensive income	$9,923	$6,875	$18,036	$13,035

Note 5. Income per Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$9,792	$6,411	$25,898	$17,091

Denominator:

Denominator for basic net income per share — weighted average shares	44,915	46,267	45,080	47,460
Effect of dilutive stock options	2,421	958	2,285	1,190

Denominator for diluted net income per share - weighted average shares and equivalents	47,336	47,225	47,365	48,650

Basic net income per share	$0.22	$0.14	$0.57	$0.36

Diluted net income per share	$0.21	$0.14	$0.55	$0.35

Options for 2,080,362 shares in both the three and nine months ended September 30, 2005, and 6,058,000 and 4,390,000 shares in the three and nine months ended September 30, 2004, respectively, were not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares, and their impact would have been anti-dilutive.

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

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has included a summary of the segment financial information reported internally.  The geographic segments are the Americas, Europe, Middle East and Africa (“EMEA”), and the Asia/Pacific region.

The following table presents ISS’ revenues, operating expenses and operating income (loss) by reportable geographic segment (in thousands):

	Americas	EMEA	Asia/Pacific	Unallocated	Total

As of or for the three months ended September 30, 2005
Revenues from external customers:
Product licenses and sales	$24,937	$6,497	$5,730	$—	$37,164
Subscriptions	25,806	9,532	5,375	—	40,713
Professional services	3,508	446	1,014	—	4,968
Total revenue	54,251	16,475	12,119	—	82,845
Cost of revenues:
Product licenses and sales	4,519	1,375	1,117	375	7,386
Amortization of acquired technology	—	—	—	1,731	1,731
Subscriptions and professional services	9,167	1,477	2,630	—	13,274
Total cost of revenues	13,686	2,852	3,747	2,106	22,391
Operating expenses	16,143	7,969	2,131	20,202	46,445

Total expenses	29,829	10,821	5,878	22,308	68,836

Segment operating income (loss)	$24,422	$5,654	$6,241	$(22,308)	$14,009

Accounts receivable, net	$51,317	$16,662	$11,580	$—	$79,559
Property and equipment, net	$24,335	$1,708	$4,618	$—	$30,661

As of or for the three months ended September 30, 2004
Revenues from external customers:
Product licenses and sales	$19,375	$6,117	$5,749	$—	$31,241
Subscriptions	23,826	8,095	3,898	—	35,819
Professional services	3,769	758	1,146	—	5,673
Total revenue	46,970	14,970	10,793	—	72,733
Cost of revenues:
Product licenses and sales	4,105	870	1,135	353	6,463
Amortization of acquired technology	—	—	—	1,732	1,732
Subscriptions and professional services	8,621	1,302	2,355	—	12,278
Total cost of revenues	12,726	2,172	3,490	2,085	20,473
Operating expenses	15,707	6,745	2,201	17,972	42,625

Total expenses	28,433	8,917	5,691	20,057	63,098

Segment operating income (loss)	$18,537	$6,053	$5,102	$(20,057)	$9,635

Accounts receivable, net	$38,980	$14,769	$12,772	$—	$66,521
Property and equipment, net	$28,542	$1,604	$5,486	$—	$35,632

	Americas	EMEA	Asia/Pacific	Unallocated	Total

As of or for the nine months ended September 30, 2005
Revenues from external customers:
Product licenses and sales	$64,487	$21,093	$17,467	$—	$103,047
Subscriptions	75,825	27,985	15,593	—	119,403
Professional services	10,927	1,519	3,841	—	16,287
Total revenue	151,239	50,597	36,901	—	238,737
Cost of revenues:
Product licenses and sales	11,866	3,692	3,240	1,125	19,923
Amortization of acquired technology	—	—	—	5,273	5,273
Subscriptions and professional services	27,686	3,925	7,988	—	39,599
Total cost of revenues	39,552	7,617	11,228	6,398	64,795
Operating expenses	48,895	23,956	7,037	56,211	136,099

Total expenses	88,447	31,573	18,265	62,609	200,894

Segment operating income (loss)	$62,792	$19,024	$18,636	$(62,609)	$37,843

Accounts receivable, net	$51,317	$16,662	$11,580	$—	$79,559
Property and equipment, net	$24,335	$1,708	$4,618	$—	$30,661

As of or for the nine months ended September 30, 2004
Revenues from external customers:
Product licenses and sales	$54,519	$20,168	$14,190	$—	$88,877
Subscriptions	70,128	21,788	11,012	—	102,928
Professional services	10,863	2,577	4,092	—	17,532
Total revenue	135,510	44,533	29,294	—	209,337
Cost of revenues:
Product licenses and sales	9,887	2,711	2,568	1,146	16,312
Amortization of acquired technology	—	—	—	5,072	5,072
Subscriptions and professional services	24,862	3,960	7,675	—	36,497
Total cost of revenues	34,749	6,671	10,243	6,218	57,881
Operating expenses	46,669	20,134	6,320	52,747	125,870

Total expenses	81,418	26,805	16,563	58,965	183,751

Segment operating income (loss)	$54,092	$17,728	$12,731	$(58,965)	$25,586

Accounts receivable, net	$38,980	$14,769	$12,772	$—	$66,521
Property and equipment, net	$28,542	$1,604	$5,486	$—	$35,632

Note 7. Commitments and Contingencies

Our sales agreements with customers generally contain infringement indemnity provisions.  We have not previously incurred costs to settle claims or pay awards under these indemnification obligations.  As a result, we believe the estimated fair value of these obligations is nominal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.  In addition, we warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days.  We also warrant that for one year after shipment, all hardware will be free from defects in materials and workmanship under normal authorized use, consistent with the instructions contained in the product documentation.  Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services.  We have not incurred significant recurring expense under our product or service warranties, and hardware warranties are covered by the manufacturer warranties.  As a result, we believe the estimated fair value of these agreements is nominal.  Accordingly, we have no liabilities recorded for these agreements as of September 30, 2005.

Payments for certain operating leases for our office space are secured by four collateralized standby letters of credit totaling $8.8 million at September 30, 2005.  These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party.  The lease obligations have terms that expire at various dates through 2013.  The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation.  Each standby letter of credit is collateralized by securities.  At September 30, 2005, $10.3 million of commercial paper investments are pledged as collateral and are shown on the balance sheet as restricted cash and marketable securities.

On August 17, 2004, the Company’s Georgia operating subsidiary filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”).  The action seeks the court’s declaration that our products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid.  On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”).  The complaint in the Delaware Action alleges that our SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief.  On April 25, 2005, SRI filed an amended complaint adding the Company’s Georgia operating subsidiary as a separate defendant to the Delaware Action.  The Company and its subsidiary answered SRI’s amended complaint on May 23, 2005, denying that they infringe the two patents asserted by SRI and asserting counterclaims seeking a declaration from the Delaware court that the five SRI patents are not infringed, and are invalid and unenforceable. On June 9, 2005, the Georgia court transferred the Georgia Action to the United States District Court for the District of Delaware.  The transferred action was consolidated with the Delaware Action.  On June 13, 2005, SRI answered the counterclaims asserted by the Company and its subsidiary, denying that the five patents are not infringed, invalid, and unenforceable.  On August 5, 2005, SRI granted to the Company a covenant never to sue the Company, its distributors, customers, licensees or end users, for damages or any other form of legal or equitable relief based on or arising out of the alleged infringement of one of the five patents-in-suit as a result of the manufacture, use, sale, offer for sale, importation, maintenance, support or servicing of any Company product or service existing on or before the effective date.  The parties are currently engaged in discovery on the remaining claims, and trial has been scheduled to begin on or about October 30, 2006.  We intend to defend the Delaware Action vigorously and believe we have meritorious defenses and counterclaims.  Due to the uncertainty surrounding the litigation process and the early stage of the proceedings, the Company is unable to reasonably estimate a range of loss, if any, at this time.

Note 8.  Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004) (SFAS 123R), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”.  SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition.  The Company is required to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).  SAB No.107 affects none of the accounting provisions of SFAS 123R.  The impact on the Company’s earnings will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 1 and is contingent upon the number of future options granted, the selected transition and valuation methods.  While the pro forma information under SFAS 123 indicates that expensing of stock options will have a material impact on the Company’s financial results, the specific impact is not known as the Company is currently evaluating valuation and transition methods permitted under SFAS 123R.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable.  SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q.

Except for the historical financial information, many of the matters discussed in this Form 10-Q may be considered “forward-looking” statements. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict”, “expect”, “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and those otherwise described from time to time in our Securities and Exchange Commission reports filed after this Form 10-Q . All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof.  We assume no obligation (except where required by law) to update any forward-looking statements for any events or circumstances occurring after the date of this Form 10-Q.

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

•                  Subscription revenues, which consists of customer support, including content updates and technical support, term licenses, subscription licenses and managed service arrangements; and

•                  Professional services revenues, which includes fee-based service engagements and training.

We recognize software license revenue under the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions, when the following criteria have been met:

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

Historically, our software and intrusion prevention appliance sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the related license or product amount.  Prior to the second quarter of 2005, the majority of the initial price paid by the customer for certain Proventia integrated security appliance models was for selected content blades (sometimes referred to as “blades”), which customers acquire for a specified term that is recognized over such term as subscription revenue.  During the second quarter of 2005, we changed the pricing model for our Proventia integrated security appliances to our historical model under which customers acquire the appliance bundled with most content blades, which are recorded as product revenue at the time of sale, and pay annual customer support fees at an average rate of

22% of the related product price.  This change did not have a material impact on our results for either the second or third quarters of 2005 as the integrated security appliances represented 4% of product license and sales revenues in both these quarters, which approximates the percentage of quarterly product licenses and sales that it has historically represented under the prior pricing model since 2004.

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

We recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenues by  allocating revenue to the delivered products,  licenses and services using the residual method.  Under the residual method, we allocate discounts inherent in the arrangement to products and customer support and content updates associated with products that are initially delivered and recognize the other elements as they are delivered based on the VSOE of fair value, which is determined based on transactions where the company sells those elements separately.  We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties.

Allowance for doubtful accounts

Our sales are global, with customers located in the Americas, EMEA, and Asia/ Pacific regions.  We perform periodic credit evaluations of our customer’s financial condition and do not require collateral.  We provide for estimated credit losses as such losses become probable.  We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received.  At September 30, 2005, the allowance for doubtful accounts totaled $3.3 million, or 4.0% of the $82.8 million of total trade receivables.  This 4.0% allowance of receivables reflects our practice to leave accounts on our general ledger and provide reserves pending final resolution of collectibility rather than to write-off such accounts.  Our bad debt expense for the quarter ended September 30, 2005 amounted to $268,000 compared to $527,000 in the corresponding period of 2004 and $653,000 and $1.1 million during the first nine months of 2005 and 2004, respectively.

We continued to monitor the Asia situation that contributed to a higher bad debt expense level in 2002.  In January 2004, a new distributor for China assumed the rights and the obligations of the distribution agreement for ISS products from the old distributor.  In connection with this agreement, we modified the new distributor’s obligations, which resulted in an additional $200,000 of bad debt expense recorded in the fourth quarter of 2003 and the write-off of $1.1 million against the allowance account.  We established a firm repayment schedule and received timely payments under this schedule, which resulted in full payment of the receivable by the first quarter of 2005.

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

We currently have goodwill and other acquisition related intangibles, net of accumulated amortization, of approximately $234 million, with $195 million of goodwill related to our June 2001 acquisition of Network ICE Corporation (“Network ICE”) and approximately $20 million of goodwill related to the January 2004 acquisition of Cobion, a privately held company based in Kassel, Germany.  The determination of whether or not goodwill is impaired involves significant judgments based upon short and long-term projections of future performance.  We have concluded that this amount is realizable based on forecasted discounted cash flows through 2008 and on our stock market valuation.  Neither method indicated that our goodwill had been impaired and, as a result, we did not record any impairment losses related to goodwill during 2005.  Other intangibles of approximately $13 million are principally acquired technology from the Network ICE and Cobion acquisitions that are components in our current product offerings.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004) (SFAS 123R), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”.  SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition.  The Company is required to implement SFAS 123R at the beginning of the next fiscal year that begins after June 15, 2005.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).  SAB No.107 affects none of the accounting provisions of SFAS 123R.  The impact on the Company’s earnings will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 1 and is contingent upon the number of future options granted, the selected transition and valuation methods.  While the pro forma information under SFAS 123 indicates that expensing of stock options will have a material impact on the Company’s financial results, the specific impact is not known as the Company is currently evaluating valuation and transition methods permitted under SFAS 123R.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable.  SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

Results of Operations

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Consolidated Statements of Operations Data:
Product licenses and sales	45%	43%	43%	43%
Subscriptions	49%	49%	50%	49%
Professional services	6%	8%	7%	8%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Product licenses and sales	9%	9%	8%	8%
Amortization of acquired technology	2%	2%	2%	2%
Subscriptions and professional services	16%	17%	17%	18%

Total cost of revenues	27%	28%	27%	28%
Research and development	14%	15%	14%	16%
Sales and marketing	33%	34%	34%	35%
General and administrative	9%	10%	9%	9%
Amortization of intangibles and stock-based compensation	—%	—%	—%	—%

Total costs and expenses	83%	87%	84%	88%

Operating income	17%	13%	16%	12%

Revenues

Product licenses and sales

The Proventia family of network protection appliances provides unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. Software offerings include Proventia PC desktop and laptop solutions, RealSecure solutions for networks and servers and vulnerability assessment offerings.  These products are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective.

Product licenses and sales in the three months ended September 30, 2005 increased by 19% compared with the three months ended September 30, 2004, and 16% on a year-to-date basis, due to continued positive market response to our Proventia appliance line.  Proventia appliances grew 40% from 61% of product license and sales in the third quarter of 2004 to 72% of product license and sales revenues in the third quarter of 2005.  For the nine months ended September 30, 2005 Proventia represented 68% of total product and sales revenues compared to 53% in the nine months ended September 30, 2004, growth of 47%.

Our future growth is dependent on a continuation of the positive market response to our Proventia family of products.      Our present product roadmap also focuses on product offerings and enhancements that will continue to improve central control and manageability, easier deployment and more refined information as well as broader Proventia appliance and software offerings.  We expect that this focus will continue to make our products more cost effective to implement and maintain the goal of increasing the future level of product licenses and sales.  Such sales represent not only product and license revenues, but also subscription revenues from customer support.

Subscriptions

Subscription revenues consist of customer support revenues, which include product and technical support and content updates, security-monitoring fees for managed services offerings, and term licenses of products.  Revenues increased from $35.8 million in the third quarter of 2004 to $40.7 million in the third quarter of 2005 representing growth of 14%.  On a year-to-date basis subscription revenues increased 16% from $102.9 million in 2004 to $119.4 million in 2005.

For the third quarter and first nine months of 2005, the largest component of subscription revenues, customer support, increased to 32% of total revenues from 31% in the corresponding periods of 2004.  Customer support includes hardware support of our Proventia appliances, software updates and software blades, technical support and security content that includes advisory updates from X-Force, our internal team of security experts.  Customer support is provided through contracts executed with customers for a specified term and billed at the time of contract.  Such billings are recorded as deferred revenues on our balance sheet and amortized as subscriptions revenue over the term of the contract.  We expect customer support revenues to increase in the future as our client base that generates such support revenues expands.

Managed services revenues increased to 14% of total revenues in the three and nine months ended September 30, 2005, as compared with 13% in the three and nine months ended September 30, 2004.  We believe these increases were due to a strong demand in the market for proven, financially sound, managed security service providers.  We are marketing managed services both directly to end users and through partners, including a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers.  We also expect sales of managed services to continue to grow steadily as we focus our efforts on marketing offerings to new and existing customers that meet changing needs in today’s environment.

Professional services

Professional services revenue decreased from $5.7 million in the three months ended September 30, 2004 to $5.0 million in the three months ended September 30, 2005.  In the nine months ended September 30, 2005 professional services revenues were $16.3 million, compared to $17.5 million in the nine months ended September 30, 2004.  We continue to focus on high-value offerings that utilize our X-Force expertise, and look to our system integration and channel partners to serve as the primary resource to fulfill the services and education needs of our customers.

Geographic regions

Geographically, we derived the majority of our revenues from sales to customers within the Americas region.  Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Americas	65%	64%	63%	65%
EMEA	20%	21%	21%	21%
Asia/Pacific Rim	15%	15%	16%	14%

While there have been changes in the proportion of revenues generated by each region, all of the regions experienced growth in revenues in 2005.  Fluctuations in foreign currency rates impact our financial results.  We sell primarily in the functional currency of the countries in which we operate.  Therefore, changes in exchange rates impact both our revenues and operating expenses.  The U.S. dollar strengthened against these foreign currencies throughout 2005 and weakened during 2004.  The U.S. dollar value of our non-U.S. dollar revenues decreases as the U.S. dollar strengthens against these foreign currencies and increases as the U.S. dollar weakens against these currencies.  When the U.S. dollar weakens as occurred during 2004, the value of our functional currency revenues increases.  During the third quarter of 2005, the strengthening of the dollar against both the euro and yen translated into less U.S. dollars recorded during consolidation of approximately $915,000 in revenues when comparing to exchange rates during the second quarter of 2005.  When comparing rates in the third quarter of 2005 against the third quarter of 2004, the U.S. dollar was slightly stronger against the yen and virtually unchanged against the euro, resulting in a reduction of approximately $150,000 in revenues.

The financial data for each segment can be found in Note 6 to the Consolidated Financial Statements.

Costs and Expenses

Personnel

Personnel and related costs represent our largest expense category.  Our employee headcount increased modestly to approximately 1,225 employees with additions primarily in engineering and sales and marketing.

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

As a percentage of product licenses and sales revenues, these costs decreased from 21% in the quarter ended September 30, 2004 to 20% in the quarter ended September 30, 2005.  On a year-to-date basis, cost of product licenses and sales increased from 18% of product licenses and sales revenue in 2004 to 19% in 2005.  The changes are in contrast to the high growth in Proventia appliances as a result of more favorable model mix.  A higher percentage of the appliance revenues are higher end models for which hardware is a lower percentage of the purchase price.

We also recorded amortization expense related to core and developed technology as a result of acquisitions accounted for under the purchase method of accounting.  This amortization expense totaled $1.7 million in the three months ended September 30, 2005 and September 30, 2004, respectively.  In the nine months ended September 30, 2005 this amortization expense totaled $5.3 million compared to $5.1 million in the nine months ended September 30, 2004.

Cost of subscriptions and professional services

Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under customer support agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to our professional services and training.  These costs were $13.3 million in the three months ended September 30, 2005 and $12.2 million in the three months ended September 30, 2004.  In the nine months ended September 30, 2005 these costs were $39.6 million compared to $36.5 million in the corresponding period of 2004.  These costs, as a percentage of subscription and professional services revenues, decreased from 30% in the three and nine months ended September 30, 2004 to 29% in both the three and nine months ended September 30, 2005.  Costs associated with our customer support personnel and our SOC’s increased in the third quarter of 2005 compared to the same period of 2004, as well as year-to-date 2005 compared to 2004,  as we added personnel and equipment to handle additional customers.

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

We continue to add functionality to our product family, including gateway, network, server and desktop-based solutions, vulnerability assessment and security management applications.  These improvements, as well as new offerings, are intended to provide our customers with more powerful and easier-to-use solutions for security management across the enterprise.  Examples of product introductions in the first nine months of 2005 include the following:

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

Research and development expenses increased from $10.7 million in the three months ended September 30, 2004 to $11.4 million in the three months ended September 30, 2005.  On a year-to-date basis, these costs increased slightly in absolute dollars from $32.6 million in the first nine months of 2004 to $32.7 million in the first nine months of 2005. These increases result from increased development efforts focused on planned future appliance and software offerings which are expected to continue in future periods.

Sales and marketing

Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials.

Sales and marketing expenses increased from $24.7 million in the three months ended September 30, 2004 and $73.1 million in the nine months ended September 30, 2004 to $27.7 million and $81.3 million, respectively, in the corresponding periods of 2005.  We added quota-carrying headcount and had higher variable commission expense associated with higher product license and sales revenues.  Despite these increases, sales and marketing expenses decreased to 33% and 34% of total revenues in the three and nine month periods ending September 30, 2005, respectively, from 34% and 35% of total revenues in the corresponding periods of 2004.

We expect to achieve leverage in our sales efforts in the future by focusing our direct sales force on large customers that are served either directly by us or through large systems integrators.  We believe our channel, which includes systems integrators, value-added resellers and distributors, will continue to be of increasing importance to us, measured quantitatively by an increasing level of product revenue originating through these partners.  This channel represented approximately 77% of our sales in the third quarter of 2005 as compared to 73% in 2004.  We intend to use its capabilities in the future to reach larger customers through joint selling efforts and to reach departmental and medium and small companies with minimal assistance from ISS.

General and administrative

General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.  General and administrative expenses of $7.3 in the third quarter of 2005 were relatively flat compared with $7.2 million in the third quarter of 2004. Expenses of $22.0 million in the first nine months of 2005 increased from $19.8 million in the first nine months of 2004 primarily due to higher legal costs and additional costs related to compliance with the Sarbanes Oxley Act of 2002.

Interest income

Interest income increased from $699,000 in the quarter ended September 30, 2004 to $1.6 million in the comparable quarter of 2005 and from $1.7 million in the nine months ended September 30, 2004 to $3.9 million in the nine months ended September 30, 2005 due to an increase in the yield on investment-quality commercial paper and similar investments from approximately 1.4% in the third quarter of 2004 to approximately 3.3% during the third quarter of 2005.  Year-to-date yields increased from 1.1% in 2004 to 2.9%  in 2005.

Other income (expense), net

Other income (expense) consisted of minority interest benefit of $38,000 in the third quarter of 2005 and minority interest expense of $126,000 in the third quarter of 2004.  Minority interest expense totaled $23,000 and $537,000 for the nine months ended September 30, 2005 and 2004, respectively.  These fluctuations resulted primarily from the operations of our Middle East joint venture. Foreign currency exchange gain in the third quarter of 2004 of $9,000 compared to a $39,000 loss during the same period of 2005.  On a year-to-date basis a foreign currency gain of $14,000 in 2004 compares to a loss of $1.0 million in 2005.  These losses in 2005 occurred primarily due to the strengthening of the dollar against foreign currencies such as the euro and the yen.

Gain on issuance of subsidiary shares

The gain on issuance of subsidiary shares resulted from ISS KK, our Asia/Pacific subsidiary, issuing shares related to the exercise of ISS KK stock options.  For the nine months of 2005, ISS KK issued 899 shares at an average exercise price of approximately $488 per share.  Our ownership percentage of the subsidiary remained at 87% at September 30, 2005.

Provision for income taxes

Our effective tax rate was approximately 37.1% for the three months ended September 30, 2005 bringing our rate to 36.6% for the nine months ended September 30, 2005.  Income tax expense is computed base on the estimated tax rate for the year. Such rate can change as actual income is earned in various jurisdictions which have different tax rates at different levels that projected in setting the estimated rate.

The increase in the anticipated annual rate for 2005 was created by a shift in expected profits for tax reporting purposes to jurisdictions with higher tax rates.  The effective rate for the three and nine months ended September 30, 2004 was 37.3% and 36.6%, respectively.  The effective rates differ from the statutory rates due to the impact of acquisition-related intangibles and certain operating expenses that are not deductible for income tax purposes as well as federal and state tax credits.

Liquidity and Capital Resources

Our financial position remained strong through the first nine months of 2005.  Our cash and cash equivalents and marketable security investments were $218.5 million at September 30, 2005.  Our investments in marketable securities consisted solely of highly rated debt obligations with maturities of twelve months or less.

We continue to meet our working capital and capital expenditure needs with cash provided by operations.  Cash provided by operations in the first nine months of 2005 totaled $42.2 million.  The major components of cash flows provided by operating activities were net income of $25.9 million, non-cash depreciation and amortization expense charges of $13.2 million, and non-cash deferred compensation expense of $1.5 million.   Also included in cash flow from operations was $1.7 million of income tax benefit from exercise of stock options, which will be classified as a financing activity with the expected adoption in calendar 2006 of SFAS 123R, “Share Based Payments”, issued by the Financial Accounting Standards Board.

An important element of our liquidity is the collection of our accounts receivable.  We measure our accounts receivable management by our day’s sales outstanding (“DSO”).  This is a measurement of accounts receivable divided by billings in the quarter, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was 85 days at September 30, 2005, within our target range of 75 to 85 days.

Our net cash provided by investing activities was $55.5 million in the first nine months of 2005.  Investing activities included changes in our marketable securities that have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months.  The cash flow statement included the purchase of $64.2 million of such marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity and sales of marketable securities of $124.0 million.

Our financing activities used $27.1 million of cash in the first nine months of 2005.  This was principally due to the repurchase of 1.6 million shares of our common stock in the open market at an aggregate cost of $35.5 million.  Since the inception of the stock repurchase programs in July 2002, we have purchased 6.5 million shares at an average cost of $16.87 per share for a total cash outlay of approximately $109.9 million.  In July 2005, the Board of Directors authorized a new repurchase program to spend up to $100 million over the next year.  Also, in the first nine months of 2005, the exercise of stock options by our employees and the issuance of common stock through our employee stock purchase plan generated funds of approximately $8.4 million.

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

Off-Balance Sheet Arrangements

Payments for certain of our operating leases are secured by four collateralized stand-by letters of credit totaling approximately $8.8 million at September 30, 2005.  These stand-by letters of credit guarantee our payment obligations on the leases and are renewable annually over the duration of the applicable leases.  If we default on the lease payments, the landlords can make a claim against the letters of credit.  We, in turn, would be liable to the letter of credit issuers.  Our stand-by letters of credit are collateralized by securities worth $10.3 million at September 30, 2005.  Other than these non-cancelable operating leases, we have no off-balance sheet financing arrangements, any relationships with “structured finance” or “special purpose” entities, or any contractual obligations with unconsolidated entities that are reasonably likely to impact our liquidity.

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

We focus our direct sales efforts on enterprise-wide security solutions, which consist of our entire product suite, professional services, and managed security services, rather than on the sale of component products.  As a result, each sale requires substantial time and effort from our sales and support staff.  In addition, the revenues associated with particular sales vary significantly depending on the number of products acquired by a customer and the number of devices used by the customer.  Large individual sales, or even small delays in customer orders, can cause significant variation in our license revenues and results of operations for a particular period.  The timing of large orders is usually difficult to predict and, like many software-based technology companies, many of our customers typically complete transactions in the last month of a quarter.

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

Our Proprietary Rights May be Difficult to Enforce

We rely primarily on copyright, trademark, patent and trade secrets laws, confidentiality procedures and contractual provisions to protect our proprietary rights.  We hold two United States patents, one Taiwanese patent, and have a number of patent applications pending.  We also hold numerous United States and foreign trademarks and have a number of trademark applications pending.  There can be no assurance that patents will be issued from pending applications, or that claims allowed on any patents will be sufficiently broad to protect our technology.  There can be no assurance that any issued patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will actually provide competitive advantages to us.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult.  While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to be a persistent problem.  In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties.  If we are unable to protect our proprietary rights to the totality of the features in our software and products (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s operating results are affected by changes in exchange rates between the U.S. dollar and the euro and the Japanese yen.  The U.S. dollar value of our non-U.S. dollar revenues decreases as the U.S. dollar strengthens against these foreign currencies and increases as the U.S. dollar weakens against these currencies.  In the quarter ended September 30, 2005 the U.S. dollar strengthened against the euro and the yen by approximately 3% compared to average rates during the second quarter of 2005.  The resulting impact of this strengthening in the third quarter was a decrease in revenues of approximately $915,000 when compared to exchange rates during the second quarter of 2005.  Since much of our international operating expenses are also incurred in local currencies, which are the foreign subsidiaries functional currency, the impact of exchange rates on net income or loss is relatively less than the impact on revenue.  For the third quarter of 2005 the impact was a reduction in net income of approximately $230,000 when compared to exchange rates for the second quarter of 2005.  Although our operating and pricing strategies take into account changes in exchange rates over time, our results of operations may be affected significantly in the short term by fluctuations in foreign currency exchange rates.  As an example, foreign exchange rates have changed significantly over the last year such that consolidated revenues for the fourth quarter of 2005 at the current exchange rates are expected to be approximately 3% lower than such results would be using exchange rates for the fourth quarter of 2004.

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

Transactions gains or losses are recorded by our entities for transactions denominated in currencies other than their respective functional currencies.  We recognized foreign exchange rate loss of approximately $39,000 and an exchange rate gain of approximately $9,000 during the three months ended September 30, 2005 and 2004, respectively.  Foreign exchange rate transaction gains and losses are classified in “Other income (expense)” on our Consolidated Statements of Operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of September 30, 2005.  No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases.  Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes ISS’ internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 17, 2004, the Company’s Georgia operating subsidiary filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”).  The action seeks the court’s declaration that our products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid.  On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”).  The complaint in the Delaware Action alleges that our SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief.  On April 25, 2005, SRI filed an amended complaint adding the Company’s Georgia operating subsidiary as a separate defendant to the Delaware Action.  The Company and its subsidiary answered SRI’s amended complaint on May 23, 2005, denying that they infringe the two patents asserted by SRI and asserting counterclaims seeking a declaration from the Delaware court that the five SRI patents are not infringed, and are invalid and unenforceable. On June 9, 2005, the Georgia court transferred the Georgia Action to the United States District Court for the District of Delaware.  The transferred action was consolidated with the Delaware Action.  On June 13, 2005, SRI answered the counterclaims asserted by the Company and its subsidiary, denying that the five patents are not infringed, invalid, and unenforceable.  On August 5, 2005, SRI granted to the Company a covenant never to sue the Company, its distributors, customers, licensees or end users, for damages or any other form of legal or equitable relief based on or arising out of the alleged infringement of one of the five patents-in-suit as a result of the manufacture, use, sale, offer for sale, importation, maintenance, support or servicing of any Company product or service existing on or before the effective date.  The parties are currently engaged in discovery on the remaining claims, and trial has been scheduled to begin on or about October 30, 2006.  We intend to defend the Delaware Action vigorously and believe we have meritorious defenses and counterclaims.  Due to the uncertainty surrounding the litigation process and the early stage of the proceedings, the Company is unable to reasonably estimate a range of loss, if any, at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its common stock during the three months ended September 30, 2005.  All such purchases were made in open-market transactions pursuant to a repurchase plan publicly announced on July 27, 2005.  Under this repurchase plan, the Company has been authorized by the Board to repurchase up to $100 million of its outstanding common stock over the 12 months ending July 19, 2006.  The Company had a prior repurchase plans in place that terminated on July 19, 2004 and July 19, 2005, and no further purchases can be made under those plans.  Through September 30, 2005, the Company had purchased approximately 6.5 million shares at an aggregate cost of approximately $109.9 million under the current and prior repurchase plans.

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Approximate Dollar
	Total Number		As	Value of Shares
	of	Average Price	Part of Publicly	that May Yet Be
	Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs
7/1/05-7/31/05	—	$—	—	$100,000,000
8/1/05-8/31/05	570,000	$22.20	570,000	$87,346,000
9/1/05-9/30/05	190,000	$23.45	190,000	$82,890,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

INTERNET SECURITY SYSTEMS, INC.
(Registrant)

Date: November 9, 2005	By /s/ Richard Macchia
Senior Vice President Finance and Administration
and Chief Financial Officer (on behalf of registrant
and as principal financial officer)