Form 10-K
period 2005-12-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2006-03-06
CIK 1053148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-23655

INTERNET SECURITY SYSTEMS, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	58-2362189
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6303 Barfield Road
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (404) 236-2600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒   No   ☐

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐   No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒            Accelerated filer   ☐            Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on June 30, 2005 as reported on the Nasdaq National Market, was approximately $704 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s Common Stock).

As of February 23, 2006 the Registrant had 44,763,166 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 26, 2006 are incorporated by reference into Part III of this Form 10-K.

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

Acquisitions

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

In January 2004, we acquired Cobion AG a provider of content filtering and anti-spam technology that protects individuals and enterprises against unwanted Web content, spam, misuse of information and lost productivity.

On October 30, 2002, we acquired vCIS, Inc. a development stage company focused on the development of software designed to enhance the security of a computing environment by detecting and defeating malicious code, including viruses, worms and Trojans, in real-time using behavior analysis technology.

On June 5, 2001, we acquired Network ICE Corporation (Network ICE), a developer of desktop intrusion protection technology and highly scalable security management systems.

Product

ISS software and appliance products provide preemptive security across all layers of IT infrastructure: network gateways, servers and endpoint devices like PCs, laptops and handhelds. Our products incorporate a variety of security technologies, including intrusion prevention systems (IPS), intrusion detection systems (IDS), firewall and virtual private networking (VPN), content security, web filtering, antispam, antivirus, vulnerability assessment and security management. Our primary product line for enterprises consists of Proventia® appliances. We continue to market and sell our legacy brand of RealSecure® software solutions. We offer two small office and consumer products, BlackICE™ PC Protection and BlackICE Server Protection software, as well. Below is a more detailed overview of ISS’ product offerings organized by security technology.

We use a range of fee structures to license our products, depending on the type of product and the intended use. Fees for our product line can be comprised of two components: 1) a platform fee, which includes the hardware and a perpetual or term license to the underlying software; and 2) annually renewable software and hardware maintenance, which includes product support and content updates. A variety of pricing structures are offered to fit different customer environments.

Intrusion Prevention

ISS offers Proventia intrusion prevention appliances and software to preemptively protect enterprise network gateways, servers and endpoint devices from malicious attacks. The Proventia intrusion prevention appliances and software are available in a variety of models rated for speed, capacity, and operating system.

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

Vulnerability Assessment

ISS offers Internet Scanner® software for comprehensive vulnerability assessment across enterprise networks, servers, desktops and wireless networks. In 2006, ISS expects to introduce the new Proventia Scanner appliance for continuous comprehensive vulnerability assessment across enterprise networks, servers, desktops and wireless networks.

Content Security

ISS offers Proventia Mail Filter and Proventia Web Filter for content security. Proventia Mail Filter monitors the content of e-mail traffic, eliminating spam and blocking undesirable or illegal content. Proventia Web Filter blocks unwanted Web content. In 2006, ISS expects to introduce the new Proventia Mail Filter appliance that monitors the content of e-mail traffic, eliminating spam and blocking undesirable or illegal content.

Security Management

ISS offers the SiteProtector centralized management system for scalable, centralized management of all ISS products. SiteProtector significantly reduces demand on staff and other operational resources. The SiteProtector Security Fusion module uses advanced data correlation and analysis to derive the likelihood of a successful attack from aggregated vulnerability assessment information. The SiteProtector Third Party module interfaces with market leading firewalls—such as Check Point and Cisco PIX—to automate the collection of audit and intrusion detection events into the SiteProtector system for advanced analysis. The SiteProtector Reporting Module offers graphical management reporting capabilities to convey security status.

Consumer/Small Office Products

We continue to offer BlackICE PC Protection and BlackICE Server protection software for powerful, affordable firewall and intrusion detection for the consumer and small office product market.

Services and Support

ISS offers both professional and managed security services to help enterprise customers reduce the risk of online attacks. Professional Security Services from ISS help enterprises plan and implement a security strategy with assessment, design, deployment, management and education services. For organizations lacking the time, expertise or appropriate internal resources to effectively secure their corporate networks and online resources, we offer Managed Security Services. Our Managed Security Services provide 24×7 monitoring and management, advanced correlation, event prioritization and rapid incident response upon detection.

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

ISS offers technical support to customers worldwide. Our standard annual maintenance contract provides 24×7 telephone technical support, 24×7 online support incident submission and tracking, product updates and enhancements, access to the True Blue Customer Portal, online incident submission and tracking, priority notification of new and emerging security threats, and unlimited access to the ISS Knowledgebase and X-Force Threat and Vulnerability Database. North America customers may upgrade their standard support contracts to select support or premium support for better response times, access to senior technical support, and other services. Maintenance agreements are generally renewable annually.

Sales, Marketing and Customers

As of the end of fiscal 2005, our worldwide sales and marketing organization consisted of 390 individuals, including managers, sales representatives, and sales support personnel. We have field sales offices in 22 countries and sell our products and services both directly and through a variety of channels with support from our sales force. A substantial portion of our products and services are sold through our channel partners and the remainder are sold through direct sales. Our channel partners include system integrators, service providers, other resellers, distributors, and retail partners. During 2005, channel sales accounted for 75% of product licenses sold.

System integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to security product sales. System integrators also typically integrate our products into an overall solution. Distributors operate in a two-tier system typically selling to system integrators, service providers, and other resellers who sell to the end customer. Revenue from the channel is recognized based on the sell-through method, meaning that the sale has occurred with the channel for an identified end user.

Our marketing activities include: market segment and competitive analysis, strategic brand and product planning, public relations, industry analyst relations and education; publication of technical and educational articles in both print and online media (through our white papers, and through our own print and online newsletters and/or magazines); direct mail and email; participation in industry tradeshows; product/technology conferences, seminars, and web casts; competitive analysis; sales training; advertising and development and distribution of marketing literature; and maintenance of our Web site.

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

	2005	2004	2003
Americas	63%	64%	69%
EMEA	22	22	19
Asia/Pacific	15	14	12

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

The X-Force organization operates out of our Global Threat Operations Center—which is a specialized threat intelligence facility in Atlanta that collects security trend information from our five state-of-the-art Security Operations Centers operating on three continents—to analyze the nature and severity of any threat in real-time. The X-Force then helps deliver our solutions to market via alerts, advisories, product updates, professional services, emergency response services and 24×7 remotely managed security services. In addition, the X-Force produces a fee-based X-Force Threat Analysis Service for customers that require immediate, comprehensive notification of security events, threats and vulnerabilities.

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

Expenses for product development were $45.2 million, $43.0 million and $41.8 million in 2005, 2004 and 2003, respectively.

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

We compete against many companies who offer competing products to our technology solutions and competing services to our response and support. Some of the companies we compete against are Symantec Corporation, McAfee, Inc., Check Point Software Technologies, LTD, 3Com Corporation, Juniper Networks, and Cisco Systems, Inc. In addition, we compete with large technology companies such as Computer Associates, IBM, and Microsoft that may offer network and system protection products as enhancements to their operating systems; we also face competition from smaller companies and shareware authors that may develop competing products.

Customers

We provide products and services to a variety of end users worldwide, including many of the world’s largest banks, IT companies, telecommunications providers, auto manufacturers and insurance providers, as well as U.S. and other national, state, and local governments. We view our primary customers as enterprise, service provider and risk management enterprises, but we have also developed products and services for the consumer and small office market. Our enterprise market customers generally have annual revenues exceeding $500 million.

No customer accounted for more than 10% of our consolidated revenues in 2005, 2004 or 2003. Target customers include both public and private sector organizations, as well as consumers. Business customers represent a broad spectrum of organizations within diverse sectors, including financial services, technology, telecommunications, and government and information technology services.

Intellectual Property

We rely primarily on copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. We have obtained several United States patents, one Taiwanese patent and have a number of patent applications pending in the United States and certain foreign jurisdictions. We believe that the technological and creative skills of our personnel, new product developments, frequent product enhancements, our name recognition, our professional services capabilities and delivery of reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that our competitors will not develop technologies that are similar to ours. We generally license our software products to end users in object code (machine-readable) format. Some of our customers have required us to maintain a source-code escrow account with a third-party software escrow agent, and a failure by us to perform our obligations under any of the related license and maintenance agreements, or our insolvency, could result in the release of our product source code to such customers. The standard form license agreement for our software products allows the end user to use our products solely on the end user’s computer equipment for the end user’s internal purposes, and the end user is generally prohibited from sublicensing or transferring the products.

Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties. See “Item 1A—Risk Factors.”

Employees

As of December 31, 2005, we had 1,252 employees, of whom 267 were engaged in product research and development, 390 were engaged in sales and marketing, 307 were engaged in customer service and support, 90 were engaged in professional services, and 198 were engaged in administrative functions. We believe that we have good relations with our employees.

Item 1A.                Risk Factors

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

•       the introduction and acceptance rate of new ISS branded appliances, including related increased cost of goods sold;

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

•       whether enterprises consolidate their security platforms with fewer vendors and whether ISS benefits from this;

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

Dependence on Third Party Suppliers and Manufacturers

We carry little inventory of our appliance products and we rely on suppliers to deliver necessary components to our contract manufacturers in a timely manner based on the forecasts we provide. We currently purchase some Proventia appliance components and contract manufacturing services from single or limited sources. If shortages occur, supplies are interrupted, or we underestimate demand for models, we may not be able to deliver products to our customers and our revenue and operating results would be adversely affected. We provide forecasts of our demand to our contract manufacturers. Because our supply of hardware is based on short-term forecasts and purchase orders, our contract manufacturers are not obligated to purchase components for greater quantities over longer periods. If we underestimate our requirements, our contract manufacturers may have an inadequate component inventory and, based on lead times, this could interrupt manufacturing and result in delays in shipments and revenues.

We Face Intense Competition in Our Market

The market for network security monitoring, detection, prevention and response solutions is intensely competitive, and we expect competition to increase in the future. We cannot guarantee that we will compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Our chief competitors generally fall within the following categories:

•       large companies, including Symantec Corporation, Cisco Systems, Inc., Juniper Networks, Inc., 3Com Corporation, Check Point Software Technologies, LTD, and McAfee, Inc., that sell competitive products and offerings, as well as other large software companies that have the technical capability and resources to develop competitive products;

•       software or hardware network infrastructure companies like Cisco Systems, Inc., 3Com Corporation, and Juniper Networks, Inc. that could integrate features that are similar to our products into their own products;

•       smaller software companies offering relatively limited applications for network and Internet security; and

•       small and large companies with competitive offerings to components of our managed services offerings.

Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, represent risks. For example, Symantec Corporation., Cisco Systems, Inc., McAfee, Inc., 3Com Corporation, and Juniper Networks, Inc. have acquired during the past several years smaller companies, which have intrusion detection or prevention technologies. These acquisitions will make these entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection, prevention and response products and managed security services, which increases pricing pressures within our market.

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

We Face Risks Associated with Governmental Contracting

Our customers include the U.S. and other national government agencies and a significant number of other state and local governments or agencies.

•       Procurement—Contracting with public sector customers is highly competitive and can be expensive and time-consuming, often requiring that we incur significant upfront time and expense without any assurance that we will win a contract;

•       Budgetary Constraints and Cycles—Demand and payment for our products and services are impacted by public sector budgetary cycles and funding availability, with funding reductions or delays adversely impacting public sector demand for our products and services;

•       Modification or Cancellation of Contracts—Public sector customers often have contractual or other legal rights to terminate current contracts for convenience or due to a default. If a contract is cancelled for convenience, which can occur if the customer’s product needs change, we may only be able to collect for products and services delivered prior to termination. If a contract is cancelled because of default, we may only be able to collect for products and alternative products and services;

•       Governmental Audits—National governments and other state and local agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and pricing and review our compliance with applicable rules and regulations. If they find that we improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities.

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

We Have Authorized the Use of a Substantial Amount of Our Cash for the Repurchase of Our Shares, and This Use of Funds May Limit Our Ability to Complete Other Transactions or to Pursue Other Business Initiatives.

In July 2005, ISS announced a share repurchase program authorizing the use of up to $100 million in cash to repurchase outstanding shares of our common stock. We expect to repurchase shares for cash as business conditions warrant through July 19, 2006. The full implementation of this repurchase program would use a significant portion of our cash reserves. This use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions.

Our Proprietary Rights May be Difficult to Enforce

We rely primarily on copyright, trademark, patent and trade secrets laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We hold several United States patents, one Taiwanese patent, and have a number of patent applications pending. We also hold numerous United States and foreign trademarks and have a number of trademark applications pending. There can be no assurance that patents will be issued from pending applications, or that claims allowed on any patents will be sufficiently broad to protect our technology. There can be no assurance that any issued patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will actually provide competitive advantages to us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we cannot determine the extent to which piracy of our software products occurs, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many foreign countries do not enforce these laws as diligently as U.S. government agencies and private parties. If we are unable to protect our proprietary rights to the totality of the features in our software and products (including aspects of our software and products protected other than by patent rights), we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We currently lease three buildings totaling approximately 289,000 square feet in Atlanta, Georgia for our headquarters and research and development facility. The lease on these three buildings expires in May 2013.

We lease additional office space in Chicago, Illinois; Southfield, Michigan; New York, New York; Paramus, New Jersey and Washington, D.C., as well as small executive suites in a number of United States cities. In addition, we lease office space in Toronto, Canada; Sao Paulo, Rio de Janeiro, and Brasilia, Brazil; Buenos Aires, Argentina; Bogota, Columbia; Mexico City, Mexico; Brussels, Belgium; London, England; Paris, France; Kassel and Stuttgart, Germany; Stockholm, Sweden; Milan, Rome and Padua, Italy; Madrid, Spain; Zurich, Switzerland; Amsterdam, Netherlands; Warsaw, Poland; Cairo, Egypt; Seoul, Korea; Brisbane, Australia; Singapore; Beijing, China; and Osaka and Tokyo, Japan.

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

No matter was submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the Nasdaq National Market under the symbol “ISSX”. The following table lists the high and low per share sales prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

2005:	High	Low
First Quarter	$23.49	$17.57
Second Quarter	23.43	16.44
Third Quarter	25.20	19.88
Fourth Quarter	25.40	20.66

2004:	High	Low
First Quarter	$21.21	$15.65
Second Quarter	19.25	12.98
Third Quarter	17.25	12.60
Fourth Quarter	25.76	16.86

As of February 23, 2006, there were 44,763,166 shares of our Common Stock outstanding held by 230 stockholders of record.

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

Information on our securities authorized for issuance under our equity compensation plans is incorporated by reference from our Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission in Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the three months ended December 31, 2005. All such purchases were made in open-market transactions pursuant to a repurchase plan publicly announced on July 27, 2005. Under this repurchase plan, the Company has been authorized by the Board to repurchase up to $100 million of its outstanding common stock over the 12 months ending July 19, 2006. The Company had prior repurchase plans in place that have terminated, and no further purchases can be made under those plans. Through December 31, 2005, the Company had purchased approximately 7.1 million shares at an aggregate cost of approximately $124.3 million under the current and prior repurchase plans.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid Per Share	or Programs	Programs
10/1/05-10/31/05	17,500	$23.99	17,500	$82,471,000
11/1/05-11/30/05	340,000	$24.19	340,000	$74,246,000
12/1/05-12/31/05	260,000	$22.44	260,000	$68,412,000

Item 6.                        Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
Product licenses and sales	$146,347	$126,112	$107,117	$121,093	$122,385
Subscriptions	161,101	140,693	112,855	92,945	66,687
Professional services	22,324	23,088	25,809	29,247	34,487
Total revenues	329,772	289,893	245,781	243,285	223,559
Cost of revenues
Cost of product licenses and sales(1)	28,853	22,388	9,528	6,688	13,439
Amortization of acquired technology	6,985	6,851	4,404	3,649	2,624
Cost of subscriptions and services	52,829	48,999	48,686	51,133	50,708
Total cost of revenues	88,667	78,238	62,618	61,470	66,771
Research and development	45,177	42,976	41,843	35,280	35,413
Sales and marketing	108,908	100,966	87,452	93,679	92,001
General and administrative	30,182	27,568	22,661	24,271	20,442
Write-off of lease obligation	—	—	—	—	1,072
Charge for in-process research and development(2)	—	—	—	18,537	2,910
Amortization of goodwill(3)	—	—	—	—	26,505
Amortization and write-off of intangibles and stock-based compensation	167	402	1,611	2,025	2,603
Operating income (loss)	56,671	39,743	29,596	8,023	(24,158)
Interest income	5,724	2,517	2,683	3,242	6,250
Other income (expense), net	(1,674)	(866)	(1,560)	990	(229)
Gain on issuance of subsidiary stock	220	292	249	2,600	15,200
Income (loss) before income taxes	60,941	41,686	30,968	14,855	(2,937)
Provision for income taxes	22,396	15,393	11,231	13,076	12,521
Net income (loss)	$38,545	$26,293	$19,737	$1,779	$(15,458)
Diluted net income (loss) per share	$0.82	$0.54	$0.39	$0.04	$(0.34)

	December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands)
Consolidated Balance Sheet Data:
Cash and marketable securities	$238,893	$211,049	$238,181	$202,316	$163,167
Goodwill, less accumulated amortization	220,224	224,065	201,303	200,464	197,060
Total assets	618,644	598,902	581,282	546,568	500,984
Stockholders’ equity	486,140	481,580	486,343	464,556	426,935

(1)   In 2003 the Company introduced the Proventia family of network protection appliances. The substantial portion of cost of product licenses and sales represents the hardware cost of the Proventia appliances.

(2)   During 2002 and 2001 the Company recorded write-offs of in-process research and development associated with the 2002 acquisition of vCIS and the 2001 acquisition of Network ICE, as the technology had not reached technological feasibility at the time of the acquisition.

(3)   On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS’’) No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, the Company ceased amortizing goodwill.

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

Overview

We focus on providing enterprise-wide pre-emptive protection. We provide such protection with our comprehensive line of products and services. These include a product family consisting of network and host intrusion prevention, integrated security appliances, desktop protection and vulnerability protection; ISS’ SiteProtector centralized management system; and ISS’ Managed Security Services and Professional Security Services. The integrated security appliance includes, in addition to intrusion prevention, firewalls, virtual private network features, anti-virus protection, content filtering and e-mail security, including anti-spam technology.

This combination of products and services forms our Proventia Enterprise Security Platform (ESP), which contributes to business process optimization by maintaining a delicate balance between IT-performance, availability and risk—ultimately stopping cyber threats before they impact operations. Unlike traditional approaches to security, which focus on improving reaction times, Proventia ESP is designed to avoid security incidents by combining continuous vulnerability assessment and threat prevention with enterprise-wide information management and reporting capabilities. Our objective is to enable companies to shield security vulnerabilities across their entire IT infrastructure—before attacks are released.

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

Critical Accounting Policies

The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ significantly from these estimates under different assumptions, judgements, or conditions. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

•       price is fixed or determinable; and

•       collection is probable.

Product licenses and sales

We recognize perpetual software license revenues, assuming all other revenue recognition criteria are met, upon (1) delivery of the software and (2) issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended, revenue is recognized as such amounts become due and payable. Revenue is also deferred when sales are deemed either not to be fixed or determinable or collection is not probable based on evaluation of all terms of the transaction.

Product sales consist primarily of appliances sold in conjunction with ISS licensed software. These sales are recognized upon shipment to the customer provided all other criteria for software license revenue recognition are met.

Sales of products are generated both through direct sales to end-users as well as through various partners, including system integrators, value-added resellers and distributors. Revenue from product licenses and sales is recognized when the sale has occurred for an identified end-user, provided all other revenue recognition criteria are met. At the point of delivery, the customer has no right of return. We offer evaluation software available via download from our website and evaluation units for appliance-based products that allow potential customers to see the functionality of the products on their own networks prior to purchase.

Subscription revenues

Subscription revenues consist of renewable customer support, term licenses and security monitoring and management services. Renewable customer support is a separate element of sales of perpetual software licenses and products. Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally twelve months. We generally invoice for customer support and term licenses at the beginning of the term and recognize revenue ratably over the subscription term. Security monitoring and management services for information assets and systems are part of managed services and associated revenues are recognized as such services are rendered.

Historically, our software and intrusion prevention appliance sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the related license or product amount. Prior to the second quarter of 2005, the majority of the initial price paid by the customer for certain Proventia integrated security appliance models was for selected content updates (sometimes referred to as “blades”), which customers acquire for a specified term that is recognized over such term as subscription revenue. During the second quarter of 2005, we changed the pricing model for our Proventia integrated security appliances to our historical model under which customers acquire the appliance bundled with most content blades, which are recorded as product revenue at the time of sale, and pay annual customer support fees at an average rate of 22% of the related product price. This change did not have a material impact on our results.

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

Allowance for doubtful accounts

Our sales are global, with customers located in the Americas, EMEA, and Asia/Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At December 31, 2005, the allowance for doubtful accounts totaled $3.6 million, or 3.9% of the $91.3 million of total trade receivables. This 3.9% allowance of receivables reflects our practice to leave accounts on our general ledger and provide reserves pending final resolution of collectibility rather than to write-off such accounts.

Our bad debt expense for the year ended December 31, 2005 amounted to $1.2 million compared to $1.2 million in 2004 and $1.1 million in 2003. The provision for 2005 was a lower percentage of total revenues compared to 2004 and 2003 due to the continued absence of any significant new identified exposures for the third straight year.

In January 2004, a new distributor for China assumed the rights and the obligations of the distribution agreement for ISS products from a prior distributor. In connection with this agreement, we modified the new distributor’s obligations, which resulted in an additional $200,000 of bad debt expense recorded in the fourth quarter of 2003 and the write-off of $1.1 million against the allowance account. We established a firm repayment schedule and received timely payments under this schedule, which resulted in full payment of the receivable by the first quarter of 2005.

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

We currently have goodwill and other acquisition related intangibles of approximately $231 million, with $195 million of goodwill related to our June 2001 acquisition of Network ICE Corporation (“Network ICE”) and $19 million of goodwill related to the January 2004 acquisition of Cobion, a privately held company based in Kassel, Germany (“Cobion”). The determination of whether or not goodwill is impaired involves significant judgments based upon short and long-term projections of future performance. We have concluded that this amount is realizable based on forecasted discounted cash flows through 2009 and on our stock market valuation. Neither method indicated that our goodwill had been impaired and, as a result, we did not record any impairment losses related to goodwill during the year ended December 31, 2005. Other intangibles of approximately $11 million are principally acquired technology from the Network ICE and Cobion acquisitions that are components in our current product offerings.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25 and revises guidance in SFAS No. 123. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. It will also require the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. We will adopt SFAS No. 123(R) on January 1, 2006. Upon adoption, we will use the modified prospective method and therefore will not restate our prior period results. SFAS No. 123(R) will apply to new share-based awards and to unvested stock options outstanding on the effective date and issuances under our employee stock purchase plan. Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $26.9 million and will be recorded over the remaining vesting period of four years. We currently utilize the Black-Scholes option pricing model to estimate the fair value for the pro forma net income and earnings per share calculations in Note 1 and will continue using the model after adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

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

Results of Operations

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Consolidated Statements of Operations Data:
Product licenses and sales	44%	43%	44%
Subscriptions	49	49	46
Professional services	7	8	10
Total revenues	100	100	100
Cost of revenues:
Product licenses and sales	9	8	4
Amortization of acquired technology	2	2	1
Subscriptions and professional services	16	17	20
Total cost of revenues	27	27	25
Research and development	14	15	17
Sales and marketing	33	35	36
General and administrative	9	9	9
Amortization and write-off of intangibles and stock based compensation	—	—	1
Total costs and expenses	83	86	88
Operating income	17%	14%	12%

Revenues

Product licenses and sales

Since the second quarter of 2003, we have offered the Proventia family of network protection appliances that collectively provides unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. These products are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective. The market response has been dramatic as Proventia grew from 23% of product license and sales revenues in its year of introduction to 68% in 2005.

Product licenses and sales increased by 16% and 18% in 2005 and 2004, respectively, due to this positive market response to our Proventia line, reversing a decreasing trend for the previous three years. This revenue category increased slightly to 44% of total revenues in 2005 compared to 43% in 2004 and 44% in 2003 as subscription revenues continued to grow significantly.

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

Subscriptions

Subscription revenues consist of product support and content updates, security-monitoring fees for managed services offerings, and term licenses of products. Subscriptions revenue represented 49% of total revenues in 2005 and 2004, and 46% of total revenues in 2003.

The largest component of subscription revenues, product content and support, increased to 32% of total revenues in 2005 compared to 31% of total revenues in 2004 and 2003. Product content and support includes hardware support of our Proventia appliances, software updates and software blades, technical support and security content that includes advisory updates from X-Force, our internal team of security experts. Product content and support are provided to our customers through contracts executed with customers for a specified term and billed at the time of contract. Such billings are recorded as deferred revenues on our balance sheet and amortized as subscriptions revenue over the term of the contract. We expect product content and support revenues to increase in the future as our client base that generates product content and support revenues expands.

Managed services revenues increased to 14% of total revenues in 2005, as compared with 13% in 2004 and 11% in 2003. We believe these increases were due to a strong demand in the market for proven, financially sound, managed security service providers. We are marketing managed services both directly to end users and through partners, including a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers. We also expect sales of managed services to continue to grow steadily as we focus our efforts on marketing offerings to new and existing customers that meet changing needs in today’s environment.

Professional services

Professional services revenue decreased both in absolute dollars and as a percentage of total revenue to 7% in 2005 from 8% in 2004 and 10% in 2003. We continue to focus on high-value offerings that utilize our X-Force expertise, and look to our system integration and channel partners to serve as the primary resource to fulfill the services and education needs of our customers.

Geographic regions

Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues:

	2005	2004	2003
Americas	63%	64%	69%
EMEA	22%	22%	19%
Asia/Pacific	15%	14%	12%

While there have been changes in the proportion of revenues generated by each region, all of the regions experienced growth in revenues in 2005. Revenues in EMEA benefited from volume growth. A strengthening Euro throughout 2004 and 2003 also helped EMEA results, since products sold to EMEA customers are primarily sold in the Euro currency. Even with the weakening Euro in 2005, EMEA experienced revenue growth in Euros and U.S. dollars. The financial data for each segment can be found in Note 11 to the consolidated financial statements.

Costs and Expenses

Personnel

Personnel and related costs represent our largest expense category. We ended 2005 with approximately 1,250 employees, up from 1,200 at the beginning of the year. The majority of headcount growth occurred in quota-carrying sales personnel, marketing, managed security services operations, finance and human resources. Our headcount has fluctuated between approximately 1,150 and 1,250 over the last 3 years as we acquired and integrated acquisitions and continually refined our business targets in light of economic conditions during these years.

We began to use restricted stock, in addition to stock options, as an equity component of compensation beginning in the first quarter of 2004. We recorded $2.1 million and $2.0 million of compensation expense in 2005 and 2004, respectively, associated with restricted stock in the expense categories in which the recipients are placed.

Cost of product licenses and sales

Cost of product licenses and sales consists of several components. Costs associated with licensing our software products are minor. The substantial portion of our cost of product licenses and sales represents the hardware cost of our Proventia appliances. As a percentage of product licenses and sales revenues, these costs increased from 9% in 2003 to 18% in 2004 and 20% in 2005. The increase is attributable to the dramatic increase in Proventia appliance revenues in these periods. We also licensed development source code in 2004, which is being amortized as cost of products sold over its estimated useful life of four years.

We also incurred $7.0 million in 2005, $6.9 million in 2004 and $4.4 million in 2003 of amortization expense related to core and developed technology that was recorded as a result of acquisitions accounted for under the purchase method of accounting.

Cost of subscriptions and professional services

Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to our professional services and training. These costs were $52.8 million in 2005, $49.0 million in 2004 and $48.7 million in 2003. As a percentage of subscription and professional services revenues, these costs decreased to 29% in 2005 from 30% in 2004 and 35% in 2003. The total dollar change from 2005 compared to 2004 of $3.8 million is due primarily to increased staffing levels in our managed security services group totaling $2.9 million.

Costs associated with our technical support personnel and our security operations centers increased each year in 2005, 2004 and 2003 as we added personnel to handle additional customers. We gained efficiencies in our SOC’s and restructured our support groups to be more productive so personnel increased at a much lower rate than revenue growth, contributing to the decrease in those costs as a percentage of total revenues. Additionally, our appliances typically require less technical support effort than our software products. While we continue to seek increased productivity, we do expect some increase in costs with a continued increase in revenues in the future.

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

Research and development expenses were $45.2 million in 2005, $43.0 million in 2004 and $41.8 million in 2003. These costs decreased as a percentage of total revenues to 14% in 2005 from 15% in 2004 and 17% in 2003. The increase in expense dollars in 2005 is a result of additional consulting expenses as we continue to invest in our product offerings.

Throughout 2004 and 2003, we reorganized and consolidated our efforts for security content, protection agent frameworks, management infrastructure and multifunction appliance delivery to enhance operational and development efficiency. This resulted in closing our engineering operations in Reading, U.K. and Sydney, Australia in the fourth quarter of 2003. These exit costs, which totaled $1.5 million, increased research and development expenses by 1% of total revenues in 2003. In 2004, we continued to streamline our operations as we relocated some engineering functions from our California development facility to Atlanta and offshore. We also had expense increases in 2004 as a result of additions to our headcount due to the Cobion acquisition in the first quarter of 2004 and continued investment in our Proventia line.

We are committed to continue our investment in X-Force research and development capabilities, which we believe distinguishes ISS from its competitors. We intend to reinvest in the areas of research and development as we accelerate product cycles, enhance current technologies and develop new technologies.

Sales and marketing

Sales and marketing expenses consist of salaries, travel expenses, commissions, advertising, maintenance of our website, trade show expenses, costs of recruiting sales and marketing personnel and costs of marketing materials. Sales and marketing expenses were $108.9 million in 2005, $101.0 million in 2004 and $87.5 million in 2003.

In 2005 and 2004, sales and marketing expenses increased in absolute dollars but decreased as a percentage of total revenues to 33% in 2005 and 35% in 2004, down from 36% in 2003. We added quota-carrying headcount in 2005 and 2004 and had higher variable commission expense associated with higher product license and sales revenues, but gained leverage from our sales force as we continued to increase the percentage of sales fulfilled through the channel.

We expect to continue to achieve leverage in our sales efforts by focusing our direct sales force on large customers that are served either directly by us or through large systems integrators. Our channel, which includes systems integrators, value-added resellers and distributors, will continue to be of increasing importance to us, measured quantitatively by an increasing level of product revenue originating through the channel. In 2005 the channel represented approximately 75% of our sales as compared to 68% in 2004 and 63% in 2003. We intend to use its capabilities to reach larger customers through joint selling efforts and to reach departmental and small companies, especially for our Proventia multi-function appliance, which we believe has much more appeal to these companies.

General and administrative

General and administrative expenses of $30.2 million in 2005, $27.6 million in 2004 and $22.7 million in 2003, represented approximately 9% of our total revenues in 2005, 9% in 2004 and 9% in 2003. General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.

In 2005, general and administrative expenses increased primarily due to additional legal fees and non-capitalized expenses related to the implementation of Oracle ERP, offset by savings resulting from lower costs related to financial control compliance work required by Sarbanes Oxley Act Section 404.

The largest increase in 2004 was approximately $2 million for outside resources to assist in the design and execution of control testing related to financial control compliance work required by Sarbanes Oxley Act Section 404 as well as the related audit costs. Amortization of restricted stock, as previously discussed, was also a new expense item in 2004.

Amortization

We incurred amortization expense of $167,000 in 2005, $402,000 in 2004 and $1.6 million in 2003. Amortization consists of acquisition related expense for amortization of acquired intangibles and acquisition related compensation charges for unvested stock options. These intangible assets and stock-based compensation resulted from acquisitions accounted for under the purchase method of accounting and are amortized over their expected lives. Due to the closing of our Reading, UK and Sydney, Australia research and development facilities in late 2003, the expense in 2003 includes a $738,000 charge related to our workforce reductions at these facilities.

Interest income

Interest income increased to $5.7 million in 2005 from $2.5 million in 2004 and $2.7 million in 2003. The increase in interest income from 2004 to 2005 is a result of higher yields on our investment-grade commercial paper and similar investments from approximately 1.1% in 2004 to 2.3% in 2005 and an increase in the average investment balance of $13.3 million. While the market rate of interest did increase slightly in 2004 to 1.1% from 1.0% in 2003, interest income decreased in 2004 due to a decrease in cash and cash equivalents as we utilized available cash for our stock repurchase program and the January 2004 acquisition of Cobion.

Other income (expense), net

In 2005, other expense of $1.7 million consisted primarily of foreign exchange losses of $1.2 million, minority interest expense of $257,000 and a loss on the write-down of an investment made by our Asia/Pacific subsidiary of approximately $175,000. In 2004, other expense of $866,000 consisted primarily of minority interest expense of $637,000 and a write-down of an investment made by our Asia/Pacific subsidiary of approximately $500,000, partially offset by foreign exchange gains. In 2003, other expense was primarily related to minority ownership investments by our Japan subsidiary in a number of private companies, which ultimately produced a $2.2 million impairment loss in 2003.

Provision for income taxes

Our provision for income taxes and effective tax rate was $22.4 million and 36.8% in 2005, $15.4 million and 36.9% in 2004, and $11.2 million and 36.3% in 2003. Taxes paid during 2003 and 2004 generally relate to foreign operations. Income tax expense was recorded on domestic income for each year but taxes payable were reduced by deductions related to the value of employee exercise of stock options. The tax benefit for the use of these stock option deductions was recorded as additional paid-in capital.

Liquidity and Capital Resources

Our financial position remained strong throughout 2005. Our cash and cash equivalents at December 31, 2005 were $238.9 million. We had no investments in marketable securities at December 31, 2005, other than $2.1 million which was restricted and included in our “Restricted cash and marketable securities” section of the balance sheet.

During 2005, we met our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in 2005 totaled $72.6 million compared to $65.0 million in 2004 and $48.7 million in 2003. The major components of cash flows provided by operating activities in 2005 were net income of $38.5 million, non-cash depreciation and amortization changes of $20.1 million, an increase in accounts payable and accrued expenses of $16.2 million, income tax benefit from exercise of stock options of $4.3 million, a decrease in deferred revenues of $7.5 million, offset by an increase in accounts receivable of $16.6 million, all net of foreign currency impact.

An important element of our liquidity is the collection of our accounts receivable. These receivables totaled $87.8 million at December 31, 2005 and had increased by $12.4 million during 2005. We measure our accounts receivable management by our daily sales outstanding. This is a measurement of accounts receivable divided by billings in the quarterly period, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was 82, 75 and 81 days at December 31, 2005, 2004 and 2003, respectively, each within our publicly stated target range of 75 to 85 days.

Our net cash provided by investing activities of $65.0 million in 2005 resulted primarily from our proceeds from maturity and sales of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper of $138.5 million versus purchases of $67.8 million. Our purchases of property and equipment of $7.1 million consisted primarily of upgrades of computer hardware to new and existing employees and investment in infrastructure hardware and software applications.

Our financing activities used $30.4 million of cash in 2005, principally due to the repurchase of 2.3 million shares of our common stock in the open market at an aggregate cost of $49.9 million which was partially offset by proceeds from exercise of stock options of $18.8 million. The previous stock repurchase plan expired in July 2005 and a new repurchase program to repurchase up to $100.0 million of our common stock through July 2006 was authorized by the Board of Directors in July 2005. Since the inception of the stock repurchase programs, we have purchased approximately 7.1 million shares of our common stock on the open market at an average cost of approximately $17.50 per share for a total cash outlay of approximately $124.3 million. We can purchase up to an additional $68.4 million under the current program.

At December 31, 2005, we had $238.9 million of cash and cash equivalents. An additional $8.6 million of cash equivalents and marketable securities are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted marketable securities and cash equivalents. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events, or uncertainties that are reasonably likely to result in any significant change to our liquidity.

From time to time, we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents and marketable securities for this purpose.

Off-Balance Sheet Arrangements

Payments for certain of our operating leases are secured by two collateralized stand-by letters of credit totaling approximately $7.3 million at December 31, 2005. The stand-by letters of credit are annually renewable over the duration of the applicable leases. These stand-by letters of credit guarantee our payment obligations on the leases. If we default on the lease payments, the landlords can claim against the letters of credit. We, in turn, would be liable to the letter of credit issuers. Our stand-by letters of credit are collateralized by cash and marketable securities worth $8.6 million at December 31, 2005. Other than these non-cancelable operating leases, we have no off-balance sheet financing arrangements, any relationships with “structured finance” or “special purpose” entities, or any contractual obligations with unconsolidated entities that are reasonably likely to impact our liquidity.

Contractual Commitments

The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2005 (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating lease obligations	$66,115	$12,372	$18,972	$15,192	$19,579

The expected timing and payment of the obligations above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Prior to 2005, the Company maintained a portfolio of cash equivalents and marketable securities in a variety of high-quality relatively short-term investments, including government securities, commercial paper and overnight repurchase agreements, as well as longer term securities that have interest rates that are adjusted to market on a short-term basis. Some of these securities in which we were invested may have been subject to market risk. This means that a change in prevailing interest rates may have caused the principal amount of the investment to fluctuate. For example, if we held a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment would probably decline. During 2005, we modified our investment strategy to invest in shorter term investments due to the low yield differential between money market rates and 90 to 180 day commercial paper. Therefore, as our existing investments mature, we are moving the proceeds to overnight repurchase agreements. As of December 31, 2005, we had $491,000 of securities with fixed rates of interest that mature in more than three months and no securities with fixed rates of interest that mature in more than six months but less than one year. Based on the average investments outstanding during 2005 and 2004, increases or decreases of 25 basis points would result in increases or decreases to interest income of approximately $620,000 and $575,000 in 2005 and 2004, respectively, from the reported interest income.

Risk Associated with Foreign Exchange Rates

ISS is subject to foreign exchange risk as a result of exposures to changes in currency exchange rates. Our foreign operations are, for the most part, naturally hedged against exchange rate fluctuations since the majority of revenues and expenses of each foreign affiliate are denominated in the same currency. Therefore, we do not engage in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses remains minimal. As a result, an unfavorable change in the exchange rate for any particular foreign subsidiary would result in lower revenues and expenses with regards to operating results, and lower assets and liabilities with regards to the balance sheet.

The Company’s operating results are affected by changes in exchange rates between the U.S. Dollar and the Euro and the Japanese Yen. When the U.S. Dollar strengthens against these foreign currencies, the value of our reporting currency revenues decreases. When the U.S. Dollar weakens, the value of our reporting currency revenues increases. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries functional currency, the impact of exchange rates on net income or loss is relatively less than the impact on revenue. Although our operating and pricing strategies take into account changes in exchange rates over time, our results of operations may be affected significantly in the short term by fluctuations in foreign currency exchange rates. A fluctuation of 10% in the average exchange rates of the Euros and Japanese Yen relative to the US dollar during 2005, 2004 and 2003 would have resulted in increases or decreases in operating income of approximately $5.4 million, $4.5 million and $2.6 million in 2005, 2004 and 2003, respectively, from the reported operating income.

During 2005, the Company recorded a net foreign exchange loss of $1.2 million. The nature and extent of the foreign currency risk faced by the Company depends on many factors that cannot be accurately predicted. These factors include significant changes in foreign currency market conditions, the Company’s inability to match foreign currency denominated revenues with costs denominated in the same currency, and changes in the amount or mix of revenues denominated in various foreign currencies. As a result of material unforeseen changes in these factors, the Company’s foreign currency risk could have a greater impact on the Company’s results of operations in the future.

Item 8.                        Consolidated Financial Statements and Supplementary Data

Schedules other than the one listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

ISS’ management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

ISS’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, ISS’ management determined that as of December 31, 2005, ISS maintained effective internal control over financial reporting.

ISS’ independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of the company’s internal control over financial reporting, which is included on the following page.

Changes in Internal Control Over Financial Reporting

There have not been any changes in ISS’ internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, such controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Internet Security Systems, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Internet Security Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Internet Security Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Internet Security Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Internet Security Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Internet Security Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 of Internet Security Systems, Inc. and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Atlanta, Georgia
March 6, 2006

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors and Executive Officers

See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, under the headings “Proposal One: Election of Directors”, “Executive Officers”, and “Section 16(a) Beneficial Reporting Compliance”, which information is incorporated herein by reference.

Code of Conduct and Code of Ethics for Financial Professionals

The Company has adopted a Code of Conduct and a Code of Ethics for Financial Professionals which apply to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. These documents are available on the “Investor Relations—Corporate Governance” portion of our website at www.iss.net\Company. Any waiver or amendment to such Codes for the benefit of such officers will also be posted to such website.

Item 11.                 Executive Compensation

See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, under the headings “Director Compensation” and “Executive Compensation”, which information is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, under the headings “Security Ownership of Management and Principal Stockholders” and “Equity Compensation Plans”, which information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, under the heading “Certain Relationships and Related Transactions”, which information is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, under the headings “Independent Auditors” and “Fee Pre-Approved Policy”, which information is incorporated herein by reference.

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

4.1	—	Specimen Common Stock certificate (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-100954, dated November 1, 2002 and incorporated by reference herein).
4.2	—	Form of Rights Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 24, 2002 and incorporated by reference herein).
4.3	—	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining the rights of holders of the Company’s Common Stock.
4.4+	—

1999 Network ICE Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-62658 (the “Form S-8”), filed on June 8, 2001 and incorporated by reference herein).

4.5+	—

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

4.6+	—

Netrex, Inc. 1998 Stock Plan (filed as Exhibit 99.15 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-89563, filed October 22, 1999 and incorporated by reference herein).

4.7+	—

vCIS, Inc. 2001 Stock Plan (filed as to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-100954, filed November 1, 2002 and incorporated by reference herein).

4.8+	—	Internet Security Systems, Inc. 2005 Stock Incentive Plan (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed April 18, 2005, file number 000-23655).
10.1	—	Stock Exchange Agreement dated December 9, 1997 (filed as Exhibit 10.4 to the Form S-1 and incorporated by reference herein).

10.2	—	Forms of Non-Employee Director Compensation Agreement, Notice of Stock Option Grants and Stock Option Agreement (filed as Exhibit 10.6 to the Form S-1 and incorporated by reference herein).
10.3	—	Form of Indemnification Agreement for directors and certain officers (filed as Exhibit 10.8 to the Form S-1 and incorporated by reference herein).
10.4	—	Lease for Atlanta headquarters and research and development facility (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, dated March 30, 2000 and incorporated by reference herein).
10.5(a)	—	Amendments to Lease for Atlanta headquarters facility (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, dated March 28, 2003 and incorporated by reference herein).
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

10.8+	—	Form of Retention Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2003 and incorporated by reference herein).
10.10+		Form of Executive Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 3, 2005, and incorporated by reference herein).
11**	—	Computation of Per Share Earnings
21.1*	—	Subsidiaries of the Company.
23.1*	—	Consent of Ernst & Young LLP.
24.1*	—	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature page contained in Part IV of the Form 10-K.
31.1*	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

We have audited the accompanying consolidated balance sheets of Internet Security Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Security Systems, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Internet Security Systems, Inc.’s internal controls over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 6, 2006

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$238,893,000	$140,148,000
Marketable securities	—	70,901,000
Accounts receivable, less allowance for doubtful accounts of $3,574,000 in 2005 and $3,099,000 in 2004	87,769,000	75,353,000
Inventory	4,208,000	2,506,000
Prepaid expenses and other current assets	10,305,000	12,728,000
Total current assets	341,175,000	301,636,000
Property and equipment:
Computer equipment and software	58,360,000	52,412,000
Office furniture and equipment	17,797,000	18,091,000
Leasehold improvements	20,948,000	21,098,000
	97,105,000	91,601,000
Less accumulated depreciation	67,754,000	57,161,000
	29,351,000	34,440,000
Restricted marketable securities and cash equivalents	8,600,000	10,300,000
Goodwill, less accumulated amortization of $27,381,000	220,224,000	224,065,000
Other intangible assets, less accumulated amortization of $27,490,000 in 2005 and $20,951,000 in 2004	10,913,000	19,763,000
Other assets	8,381,000	8,698,000
Total assets	$618,644,000	$598,902,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,261,000	$6,911,000
Accrued expenses	35,019,000	25,238,000
Deferred revenues	74,577,000	70,246,000
Total current liabilities	120,857,000	102,395,000
Long-term deferred revenues	7,067,000	8,432,000
Other non-current liabilities	202,000	2,651,000
Commitments and contingencies
Minority interest	4,378,000	3,844,000
Stockholders’ equity:
Preferred stock; $.001 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock; $.001 par value; 120,000,000 shares authorized, 52,204,000 and 50,754,000 shares issued in 2005 and 2004, respectively	52,000	51,000
Additional paid-in capital	524,105,000	499,534,000
Deferred compensation	(1,830,000)	(3,197,000)
Accumulated other comprehensive income	1,058,000	11,041,000
Retained earnings	87,089,000	48,544,000
Treasury stock, at cost (7,129,000 and 4,871,000 shares in 2005 and 2004, respectively)	(124,334,000)	(74,393,000)
Total stockholders’ equity	486,140,000	481,580,000
Total liabilities and stockholders’ equity	$618,644,000	$598,902,000

See accompanying notes.

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product licenses and sales	$146,347,000	$126,112,000	$107,117,000
Subscriptions	161,101,000	140,693,000	112,855,000
Professional services	22,324,000	23,088,000	25,809,000
	329,772,000	289,893,000	245,781,000
Costs and expenses:
Cost of revenues:
Product licenses and sales	28,853,000	22,388,000	9,528,000
Amortization of acquired technology	6,985,000	6,851,000	4,404,000
Subscriptions and professional services	52,829,000	48,999,000	48,686,000
Total cost of revenues	88,667,000	78,238,000	62,618,000
Research and development	45,177,000	42,976,000	41,843,000
Sales and marketing	108,908,000	100,966,000	87,452,000
General and administrative	30,182,000	27,568,000	22,661,000
Amortization and write-off of other intangibles and stock-based compensation	167,000	402,000	1,611,000
	273,101,000	250,150,000	216,185,000
Operating income	56,671,000	39,743,000	29,596,000
Interest income	5,724,000	2,517,000	2,683,000
Other income (expense), net	(1,674,000)	(866,000)	(1,560,000)
Gain on issuance of subsidiary stock	220,000	292,000	249,000
Income before income taxes	60,941,000	41,686,000	30,968,000
Provision for income taxes	22,396,000	15,393,000	11,231,000
Net income	$38,545,000	$26,293,000	$19,737,000
Basic net income per share of Common Stock	$0.86	$0.56	$0.40
Diluted net income per share of Common Stock	$0.82	$0.54	$0.39
Weighted average shares and equivalent shares:
Basic	45,037,000	46,985,000	49,155,000
Diluted	47,261,000	48,458,000	50,018,000

See accompanying notes.

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

			Additional		Accumulated Other			Total	Total
	Common Stock		Paid-In	Deferred	Comprehensive	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Earnings	Stock	Income	Equity
Balance at December 31, 2002	49,544,000	$50,000	$463,779,000	$(702,000)	$949,000	$2,514,000	$(2,034,000)		$464,556,000
Comprehensive income:
Net income						19,737,000		$19,737,000	19,737,000
Translation adjustment					6,503,000			6,503,000	6,503,000
								$26,240,000
Issuance of Common Stock:
Exercise of stock options	133,000		1,011,000						1,011,000
Employee stock purchase plan	152,000		1,609,000						1,609,000
Restricted stock awards	13,000		213,000						213,000
Amortization of deferred compensation				359,000					359,000
Deferred acquisition payment			625,000						625,000
Adjustment to deferred compensation and repurchase of unvested shares from terminated employees	(1,000)		(252,000)	251,000					(1,000)
Tax benefit related to employee options			8,077,000						8,077,000
Purchases of treasury stock (1,177,000 shares)							(16,346,000)		(16,346,000)
Balance at December 31, 2003	49,841,000	50,000	475,062,000	(92,000)	7,452,000	22,251,000	(18,380,000)		486,343,000
Comprehensive income:
Net income						26,293,000		$26,293,000	26,293,000
Translation adjustment					3,589,000			3,589,000	3,589,000
								$29,882,000
Issuance of Common Stock:
Exercise of stock options	488,000	1,000	5,895,000						5,896,000
Employee stock purchase plan	126,000		1,417,000						1,417,000
Restricted stock awards	316,000		5,514,000	(5,514,000)					—
Amortization of deferred compensation				2,019,000					2,019,000
Deferred acquisition payment			(625,000)						(625,000)
Adjustment to deferred compensation and repurchase of unvested shares from terminated employees	(17,000)		(312,000)	390,000					78,000
Tax benefit related to employee options			12,583,000						12,583,000
Purchases of treasury stock (3,561,000 shares)							(56,013,000)		(56,013,000)
Balance at December 31, 2004	50,754,000	51,000	499,534,000	(3,197,000)	11,041,000	48,544,000	(74,393,000)		481,580,000
Comprehensive income:
Net income						38,545,000		$38,545,000	38,545,000
Translation adjustment					(9,983,000)			(9,983,000)	(9,983,000)
								$28,562,000
Issuance of Common Stock:
Exercise of stock options	1,371,000	1,000	18,792,000						18,793,000
Employee stock purchase plan	56,000		732,000						732,000
Restricted stock awards	56,000		1,286,000	(1,286,000)					—
Amortization of deferred compensation				2,107,000					2,107,000
Adjustment to deferred compensation	(33,000)		(546,000)	546,000					—
Tax benefit related to employee options			4,307,000						4,307,000
Purchases of treasury stock (2,258,000 shares)							(49,941,000)		(49,941,000)
Balance at December 31, 2005	52,204,000	$52,000	$524,105,000	$(1,830,000)	$1,058,000	$87,089,000	$(124,334,000)		$486,140,000

See accompanying notes.

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$38,545,000	$26,293,000	$19,737,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,903,000	16,252,000	13,114,000
Amortization and write-off of intangibles and stock-based compensation	7,152,000	7,253,000	6,015,000
Accretion of discount on marketable securities	245,000	(33,000)	276,000
Deferred compensation expense	2,107,000	2,019,000	124,000
Minority interest	257,000	637,000	157,000
Income tax benefit from exercise of stock options	4,307,000	12,583,000	8,077,000
Impairment of investment	175,000	498,000	2,230,000
Loss on disposal of assets	62,000	94,000	—
Gain on issuance of subsidiary stock	(220,000)	(292,000)	(249,000)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(16,632,000)	(8,003,000)	(9,888,000)
Inventory	(1,696,000)	(1,756,000)	305,000
Prepaid expenses and other assets	1,674,000	(5,749,000)	(3,863,000)
Accounts payable and accrued expenses	16,208,000	115,000	7,100,000
Deferred revenues	7,519,000	15,064,000	5,542,000
Net cash provided by operating activities	72,606,000	64,975,000	48,677,000
Investing activities
Acquisitions, net of cash received	(764,000)	(33,247,000)	—
Purchases of marketable securities	(67,794,000)	(87,685,000)	(76,493,000)
Net proceeds from maturity of marketable securities	108,700,000	62,767,000	84,267,000
Net proceeds from sale of marketable securities	29,750,000	—	—
(Additions to) release of restricted cash and marketable securities	1,700,000	2,460,000	1,930,000
Purchases of property and equipment	(7,105,000)	(14,502,000)	(7,212,000)
Net proceeds from issuance of subsidiary stock	500,000	453,000	376,000
Net cash provided by (used in) investing activities	64,987,000	(69,754,000)	2,868,000
Financing activities
Proceeds from exercise of stock options	18,793,000	5,896,000	1,008,000
Proceeds from issuance of common stock	732,000	1,417,000	1,609,000
Purchases of treasury stock	(49,941,000)	(56,013,000)	(16,346,000)
Net cash used in financing activities	(30,416,000)	(48,700,000)	(13,729,000)
Foreign currency impact on cash	(8,432,000)	1,396,000	6,098,000
Net increase (decrease) in cash and cash equivalents	98,745,000	(52,083,000)	43,914,000
Cash and cash equivalents at beginning of year	140,148,000	192,231,000	148,317,000
Cash and cash equivalents at end of year	$238,893,000	$140,148,000	$192,231,000
Supplemental cash flow disclosure
Income taxes paid	$7,569,000	$4,126,000	$2,041,000

See accompanying notes.

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The business of Internet Security Systems, Inc. and its subsidiaries (“ISS” or “the Company”) is to serve as the trusted security expert to global enterprises and world governments, providing software, appliances and services that protect IT infrastructures against Internet threats. These threat protection solutions go beyond basic access control to deliver multiple layers of defense that detect, prevent and respond to threats prior to those threats causing damage to business operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Internet Security Systems, Inc. and its majority-owned subsidiaries. All significant intercompany and investment accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

ISS’ shares are traded on the NASDAQ National Market under the ticker symbol “ISSX”. In addition, ISS has various other subsidiaries in the Americas, Europe and the Asia/Pacific regions with primary marketing and sales responsibilities for ISS’ products and services in their respective markets. ISS is organized as, and operates in, a single business segment that provides products, technical support, managed security services, professional security services and education services as components of providing security management solutions. ISS is organized around geographic areas: the Americas (United States, Canada, South America and Latin America), EMEA (Europe, Middle East and Africa) and Asia/Pacific. These geographic areas represent ISS’ three reportable segments (see Note 11).

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

Revenue recognition

Revenue is recognized in the following categories:

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

•       price is fixed or determinable; and

•       collection is probable.

Product licenses and sales

We recognize perpetual software license revenues, assuming all other revenue recognition criteria are met, upon (1) delivery of the software and (2) issuance of the related license, assuming that no significant vendor obligations or customer acceptance rights exist. Where payment terms are extended, revenue is recognized as such amounts become due and payable. Revenue is also deferred when sales are deemed either not to be fixed or determinable or collection is not probable based on evaluation of all terms of the transaction.

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

Subscription revenues

Subscription revenues consist of renewable customer support, term licenses and security monitoring and management services. Renewable customer support is a separate element of sales of perpetual software licenses and products. Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally twelve months. We generally invoice for customer support and term licenses at the beginning of the term and recognize revenue ratably over the subscription term. Security monitoring and management services for information assets and systems are part of managed services and associated revenues are recognized as such services are rendered.

Historically, our software and intrusion prevention appliance sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the related license or product amount. Prior to the second quarter of 2005, the majority of the initial price paid by the customer for certain Proventia integrated security appliance models was for selected content blades (sometimes referred to as “blades”), which customers acquire for a specified term that is recognized over such term as subscription revenue. During the second quarter of 2005, we changed the pricing model for our Proventia integrated security appliances to our historical model under which customers acquire the appliance bundled with most content blades, which are recorded as product revenue at the time of sale, and pay annual customer support fees at an average rate of 22% of the related product price. This change did not have a material impact on our results.

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

We recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenues by allocating revenue to the delivered products, licenses and services using the residual method. Under the residual method, we allocate discounts inherent in the arrangement to products and customer support updates associated with products that are initially delivered and recognize the other elements as they are delivered based on the VSOE of fair value, which is determined based on transactions where the company sells those elements separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties.

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

Marketable Securities

Marketable securities consist of debt instruments of U.S. government agencies, state and municipal obligations, corporate commercial paper and other similar debt obligations. All such marketable securities have a maturity of less than twelve months. These investments are classified as available-for-sale and reported at fair market value. Unrealized gains and losses on available-for-sale securities were immaterial for 2005 and 2004. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses) and are included in results of operations. The amortization of the premium and discount arising at acquisition is included in interest income (see Note 3).

Concentrations of Credit and Supplier Risk

The Company operates in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new technologies or capabilities could adversely affect operating results. In addition, fluctuations of the U.S. dollar against foreign currencies or changes in local regulatory or economic conditions could adversely affect operating results.

We carry little inventory of our appliance products and we rely on suppliers to deliver necessary components to our contract manufacturers in a timely manner based on the forecasts we provide. We currently purchase some Proventia appliance components and contract manufacturing services from single or limited sources.

Financial instruments that potentially subject ISS to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. ISS maintains cash and cash equivalents in short-term money market accounts with high quality financial institutions and in short-term, investment grade commercial paper. Marketable securities consist of debt instruments of U.S. government agencies, state and municipal obligations, corporate commercial paper and other similar debt obligations. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

ISS’ sales are global, primarily to companies located in the Americas, Europe, and the Asia/Pacific regions. ISS performs periodic credit evaluations of its customer’s financial condition and does not require collateral. Accounts receivable are due principally from large U.S. companies under stated contract terms. ISS also has receivables from its European and Asia/Pacific operations, which are principally from its partners in such regions. This includes various markets such as China and Korea, where difficulties associated with doing business exposes the Company to associated credit risk. ISS provides an allowance for uncollectible accounts for estimated credit losses as such losses become probable.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, accounts receivable and accounts payable are recorded at fair value or approximate their fair values because of their current classifications.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method for financial reporting purposes on the basis of the following estimated useful lives: three years for computer equipment and software, five to seven years for office furniture and equipment and over the shorter of the estimated useful life or the term of the lease for leasehold improvements.

Inventory

Inventory consists of finished goods purchased for resale and evaluation units at customer sites and is recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Goodwill and Intangibles

Goodwill represents the excess acquisition cost over the fair value of net assets acquired. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets goodwill is no longer amortized but is subject to annual impairment tests (or more frequent tests if impairment indicators arise). The Company performed impairment tests of goodwill as required, evaluating recoverability based on a combination of forecasted discounted cash flows and stock market valuation. Goodwill was determined not to be impaired in 2005 or 2004 based on such tests.

Goodwill and intangible assets are comprised of the following, as of the dates indicated:

	December 31,
	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$247,605,000	$(27,381,000)	$251,446,000	$(27,381,000)
Amortized intangible assets:
Core technology	$3,853,000	$(3,483,000)	$3,853,000	$(3,002,000)
Developed technology	32,537,000	(22,158,000)	34,775,000	(16,235,000)
Customer relationships	2,013,000	(1,849,000)	2,086,000	(1,714,000)
Total	$38,403,000	$(27,490,000)	$40,714,000	$(20,951,000)

The change in the carrying amount of goodwill and developed technology from December 31, 2004 to December 31, 2005 was the result of a purchase price adjustment related to the Cobion acquisition, currency translation adjustments, and additional consideration related to the 2002 TriSecurity acquisition.

The Company amortizes intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology, and and three to six years for work force and three years for customer relationships. Amortization related to core technology and developed technology is classified as a component of cost of revenues. Amortization expense of intangible assets is as follows:

	Year Ended December 31,
	2005	2004	2003
Core technology	$481,000	$481,000	$481,000
Developed technology	6,504,000	6,370,000	3,923,000
Work force	—	—	426,000
Customer relationships	167,000	324,000	88,000

In 2003, as part of the closing of the UK and Sydney research and development facilities as described in Note 13, the Company wrote-off the unamortized balances in the related work force intangibles totaling $738,000.

The Company amortized $1.5 million in 2005 and 2004 relating to the purchase of a software license used in certain of its products. These costs are included in cost of product licenses and sales.

The estimated future amortization expense of intangible assets as of December 31, 2005 is as follows:

Amount
Fiscal year:
2006	$4,906,000
2007	2,965,000
2008	2,959,000
2009	83,000
Total	$10,913,000

The estimated net realizable value of the core and developed technology is based on the estimated undiscounted future net cash flows of the related products. Our assumptions about future revenues and expenses require significant judgment associated with the forecasting of our product sales. As of December 31, 2005, the estimated undiscounted future cash flows expected from core and developed technology from acquisitions is sufficient to recover the carrying amounts of the related assets. If our customers do not ultimately accept these products, and there is no alternative future use for this technology, we could determine that some or all of the remaining $10.9 million carrying value is impaired. In the event of impairment we would record an impairment charge that could have a material adverse effect on our results of operations.

Income Taxes

The provision for income taxes is computed using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, net operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Advertising Costs

ISS incurred advertising costs of $2,947,000 in 2005, $3,849,000 in 2004 and $3,477,000 in 2003, which are expensed as incurred and are included in sales and marketing expense in the statements of operations.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, ISS continues to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has elected the pro forma disclosure alternative of SFAS No. 123.

In accordance with the pro forma disclosure alternative of SFAS No. 123 the following table shows pro forma net income (loss) and pro forma net income (loss) per share for the periods indicated as if the Company had adopted SFAS No.123. The pro forma impact of applying SFAS No. 123 as illustrated below will not necessarily be representative of the pro forma impact in future years. Pro forma information is as follows:

	Years Ended December 31,
	2005	2004	2003
Net income as reported	$38,545,000	$26,293,000	$19,737,000
Add: stock-based compensation included in reported net income, net of income taxes	1,329,000	1,319,000	—
Less: Stock-based compensation expense computed under the fair value method, net of income taxes	(13,098,000)	(26,933,000)	(28,099,000)
Pro forma net income (loss)	$26,776,000	$679,000	$(8,362,000)
Basic net income per share of Common Stock, as reported	$0.86	$0.56	$0.40
Diluted net income per share of Common Stock, as reported	$0.82	$0.54	$0.39
Pro forma basic net income (loss) per share of Common Stock and equivalents	$0. 59	$0.01	$(0.17)
Pro forma diluted net income (loss) per share of Common Stock and equivalents	$0.56	$0.01	$(0.17)

Directors, officers and certain key employees of ISS were issued 56,000 and 316,000 restricted shares in 2005 and 2004, respectively. In 2005, 33,000 restricted shares were returned prior to vesting. The shares issued to directors vest when the Company holds its annual stockholders meeting and the shares issued to officers and certain key employees vest in two installments: 50% vests two years from the grant date, and the remaining 50% vests three years from the grant date. Upon issuance of restricted shares, unearned compensation is recorded in stockholders’ equity as deferred compensation equal to the market value of the restricted shares and is recognized as compensation expense over the vesting period. Total compensation expense for restricted stock awards amounted to $2,107,000 and $2,019,000 in 2005 and 2004, respectively.

Inputs used for the fair value method for our employee stock options are as follows:

	Years Ended December 31,
	2005	2004	2003
Volatility	41%	49%	75%
Weighted-average expected lives (in years)	4.6	5	5
Expected dividend yields	—	—	—
Weighted-average risk-free interest rates	3.89%	3.66%	2.54%
Weighted-average fair value per share of options granted	$7.81	$7.87	$6.90
Weighted-average fair value per share of restricted stock awarded	$23.02	$17.45	—

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income at December 31, 2005, 2004 and 2003 consists of the cumulative foreign currency translation adjustment.

Income Per Share

Basic net income per share was computed by dividing net income by the weighted average number of shares outstanding of Common Stock. Diluted net income per share was computed by dividing net income by the weighted average shares outstanding including common equivalents (when dilutive) (see Note 10).

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25 and revises guidance in SFAS No. 123. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. It also requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. The Company will adopt SFAS No. 123(R) on January 1, 2006. Upon adoption, we will use the modified prospective method and therefore will not restate our prior period results. SFAS No. 123(R) will apply to new share-based awards and to unvested stock options outstanding on the effective date and issuances under our employee stock purchase plan. Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 is approximately $26.9 million and will be recorded over the remaining vesting period of four years. The Company currently utilizes the Black-Scholes option pricing model to estimate the fair value for the pro forma net income and earnings per share calculations in Note 1 and will continue using the model after adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

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

Total cash consideration for all of the outstanding shares of Cobion and the acquisition related fees were approximately $33.5 million. The Company adopted a plan to restructure Cobion whereby certain Cobion employees were terminated over a six-month period following the acquisition. As a result, acquisition costs included the accrual of $203,000 of severance costs associated with these terminations. The Company has paid all severance costs and has no remaining liability related to these terminations.

The operating results of Cobion are included in the consolidated financial statements of ISS from the date of acquisition. The aggregate purchase price was allocated based on a valuation report of the Cobion intangibles and purchase price adjustments as follows (in thousands):

Net tangible liabilities of Cobion	$(2,736)
Developed technology	16,030
Customer relationships	516
Deferred income taxes	(1,772)
Goodwill	21,476
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

The following summarizes the unaudited pro forma results of operations of the Company for the year ended December 31, 2003 assuming the acquisition of Cobion was concluded as of the beginning of 2003: (i) revenues of $246 million, (ii) net income of $16 million (iii) basic and diluted net income per share of Common Stock of $0.32. Net income and basic and diluted net income per share have been adjusted to reflect the amortization of intangibles identified above. Unaudited pro forma results are not included for the corresponding period of 2004 as the impact of the acquisition would have been immaterial to the consolidated results of operations. This pro forma information is not necessarily indicative of what combined operations would have been if ISS had control of Cobion from the beginning of 2003.

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

3.   MARKETABLE SECURITIES

The following is a summary of available-for-sale marketable securities, which are recorded at fair market value, as of December 31:

	2005	2004
Unrestricted marketable securities:
Corporate securities	$—	$28,146,000
Taxable auction rate securities	—	27,300,000
U.S. government and government-sponsored securities	—	15,455,000
Total unrestricted marketable securities	$—	$70,901,000
Restricted cash and marketable securities:
Corporate securities	$1,389,000	$4,772,000
Taxable auction rate securities	—	2,450,000
US government and government-sponsored securities	791,000	3,078,000
Cash equivalents	6,420,000	—
Total restricted marketable securities and cash equivalents	$8,600,000	$10,300,000

As of December 31, 2005 and 2004, the cost of marketable securities approximated fair value. The contractual maturities of the corporate securities and the U.S. government and government-sponsored securities were all less than one year as of December 31, 2005. Cash and marketable securities of $8,600,000 at December 31, 2005 and $10,300,000 at December 31, 2004 were restricted as collateral for letters of credit issued in relation to operating leases for facilities.

4.   STOCK OPTION PLANS

The Internet Security Systems, Inc. 2005 Stock Incentive Plan (“the Plan”) consists of equity programs that provide for the granting of qualified or non-qualified stock options, the issuance of stock and the automatic option grant program. Under the terms of the plan the exercise price of options granted shall not be less than the fair market value on the date of grant, the options have a maximum term of seven years and generally vest over a four-year period. Stock issued under the Plan generally vests over a period of service or attainment of specified performance objectives. The automatic option grant program is available to the non-employee members of the Company’s board of directors. At December 31, 2005 there were 7,250,000 shares reserved for future issuance. An additional 80,000 shares have been reserved for non-statutory options issued in 1997 to non-employee directors.

A summary of ISS’ stock option activity is as follows:

	2005		2004		2003
	Number of	Weighted Average Exercise	Number of	Weighted Average Exercise	Number of	Weighted Average Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	8,845,000	$20.82	7,637,000	$22.26	6,756,000	$31.64
Granted	2,616,000	20.64	2,668,000	16.69	2,898,000	11.14
Exercised	(1,372,000)	13.70	(493,000)	11.95	(136,000)	7.50
Canceled	(762,000)	18.42	(967,000)	25.38	(1,881,000)	39.95
Outstanding at end of year	9,327,000	$21.93	8,845,000	$20.82	7,637,000	$22.26
Exercisable at end of year	5,493,000	$24.35	5,242,000	$23.55	2,840,000	$28.19

All options assumed by ISS in acquisitions were included in the respective purchase price based on their fair value. The intrinsic value of the unvested options has been allocated to deferred compensation and is being amortized over the remaining vesting periods of the related options. The Company recorded deferred compensation of approximately $6.4 million for options assumed in the June 2001 acquisition of Network ICE and the October 2002 acquisition of vCIS, Inc. Amortization of deferred compensation related to these options was $78,000 in 2004 and $361,000 in 2003, and it was fully amortized as of December 31, 2004.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Fully Vested and Exercisable
	Number of Options Outstanding at December 31,	Weighted Average Remaining Contractual	Weighted Average Exercise	Number Exercisable at December 31,	Weighted Average Exercise
Range of Exercise Prices	2005	Life	Price	2005	Price
$.08-9.11	242,000	3.28	$5.32	242,000	$5.32
$10.00-19.98	4,642,000	6.36	14.63	2,595,000	14.22
$20.03-29.44	2,638,000	6.06	22.08	857,000	21.79
$30.63-39.75	1,150,000	5.84	32.95	1,144,000	32.95
$49.81-85.63	655,000	4.70	59.86	655,000	59.86
	9,327,000	6.01	$21.93	5,493,000	$24.35

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

6.   OTHER INCOME (EXPENSE)

Other expense in 2005 and 2004 includes write-offs of an investment made by ISS KK in a Taiwan distributor of approximately $175,000 and $498,000, respectively. The Company completed an impairment analysis of the Taiwan distributor’s financial results. Upon reviewing the results, the Company determined the investment was impaired. As of December 31, 2005, this investment has been fully written-off.

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

Minority interest expense totaled $257,000 in 2005, $637,000 in 2004 and $157,000 in 2003. Minority interest in earnings of consolidated subsidiaries represents the minority shareholders’ share of the after-tax net income or loss. Foreign currency exchange loss in 2005 totaled $1.2 million versus gains of $401,000 and $813,000 in 2004 and 2003, respectively.

7.   COMMITMENTS AND CONTINGENCIES

ISS has non-cancelable operating leases for facilities that expire at various dates through 2013. The Company has shorter-term leases for office space in other locations and various computer equipment leases. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2005:

Non-Cancelable Operating Leases
2006	$12,372,000
2007	10,023,000
2008	8,949,000
2009	7,583,000
2010	7,609,000
Thereafter	19,579,000
Total minimum lease payments	$66,115,000

Rent expense was approximately $12,701,000, $13,825,000 and $14,469,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Our sales agreements with customers generally contain infringement indemnity provisions. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005. In addition, we warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. We also warrant that for one year after shipment, all hardware will be free from defects in materials and workmanship under normal authorized use, consistent with the instructions contained in the product documentation. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. We have not incurred significant recurring expense under our product or service warranties and hardware warranties are covered by the manufacturer warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

Payments for certain operating leases for our office space are secured by collateralized standby letters of credit totaling $7.3 million at December 31, 2005. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013. The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation. Each standby letter of credit is collateralized by securities. At December 31, 2005, $8.6 million of cash and marketable securities are pledged as collateral and are shown on the balance sheet as restricted cash and marketable securities.

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

8.   INCOME TAXES

The components of the provision for income taxes were as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$16,959,000	$1,563,000	$8,069,000
State, net of federal benefit	1,778,000	636,000	1,377,000
Foreign	4,403,000	3,340,000	3,346,000
	23,140,000	5,539,000	12,792,000
Deferred:
Federal	(316,000)	11,270,000	—
State, net of federal benefit	(285,000)	547,000	—
Foreign	(143,000)	(1,963,000)	(1,561,000)
	(744,000)	9,854,000	(1,561,000)
Total provision for income taxes	$22,396,000	$15,393,000	$11,231,000

Pre-tax income attributable to foreign and domestic operations is summarized below:

	Year Ended December 31,
	2005	2004	2003
U.S. operations	$47,591,000	$33,458,000	$27,838,000
Asia Pacific operations	9,958,000	5,509,000	694,000
EMEA operations	2,975,000	2,074,000	1,424,000
Other	417,000	645,000	1,012,000
	$60,941,000	$41,686,000	$30,968,000

A reconciliation of the provision for income taxes to the amount computed pursuant to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal income taxes at 35% applied to pretax income	$21,329,000	$14,590,000	$10,839,000
State income taxes, net of federal income tax benefit	1,487,000	1,182,000	1,377,000
Research and development tax credits	(489,000)	233,000	(1,300,000)
Foreign operations differential in rate	331,000	(760,000)	(19,000)
Deferred compensation	—	30,000	127,000
Change in valuation allowance	(110,000)	(400,000)	—
Other	(152,000)	518,000	207,000
	$22,396,000	$15,393,000	$11,231,000

Income taxes payable were $13.2 million and $3.9 million at December, 31, 2005 and 2004, respectively. These amounts are included in accrued liabilities on the balance sheet.

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2005	2004
Deferred income tax liabilities:
Amortization	$3,468,000	$6,383,000
Gain of issuance of subsidiary stock	6,696,000	6,612,000
Other	11,000	—
Total deferred income tax liabilities	10,175,000	12,995,000
Deferred income tax assets:
Depreciation	841,000	930,000
Accrued liabilities	1,174,000	1,115,000
Allowance for doubtful accounts	1,094,000	868,000
Deferred revenue	4,362,000	2,263,000
Deferred compensation	1,396,000	—
Loss from impairment of investment	248,000	1,145,000
Net operating loss carryforwards	5,609,000	7,231,000
Foreign tax credit carryforwards	175,000	—
Research and development tax credit carryforwards	—	3,918,000
Other	217,000	—
Total deferred income tax assets	15,116,000	17,470,000
Net deferred tax income tax asset	4,941,000	4,475,000
Less valuation allowance	(2,198,000)	(3,301,000)
Net deferred income tax assets	$2,743,000	$1,174,000

The change in valuation allowance includes two components. The first component is the removal of approximately $110,000 of valuation allowance related to the net operating loss carryforward for our Belgium subsidiary. Management’s evaluation of all of the available evidence in assessing the realizability of the tax benefits of the loss carryforward indicates the company will likely realize a benefit for this loss.

The other component is a reduction of $993,000 of valuation allowance related to net operating loss carryforwards for certain countries in the EMEA and Asia/Pacific regions for which the deferred tax assets are fully offset by a valuation allowance. The Company has not recognized any benefit from the future use of the deferred income tax assets related to these operations because management’s evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. The net change in this asset and corresponding valuation allowance during 2005 is reflected in the rate reconciliation above as part of the foreign operations differential in rate item.

The Company’s net operating loss carryforwards are primarily from the EMEA region and can be carried forward indefinitely.

The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. As of December 31, 2005 management has determined not to repatriate foreign earnings under the Jobs Creation Act and accordingly no provision for taxes on the unremitted foreign earnings has been recorded in the consolidated financial statements.

9.   EMPLOYEE STOCK AND BENEFIT PLANS

ISS sponsors a 401(k) plan that covers substantially all employees over 18 years of age. Participating employees may contribute up to 100% of their pre-tax salary, but not more than statutory limits. The Company matches 25% of participant contributions up to 3% of their pre-tax salary. Matching contributions of $364,000 in 2005, $323,000 in 2004 and $437,000 in 2003 were charged to expense.

Effective July 1, 1999, the Company implemented an employee stock purchase plan (the “Plan”) for all eligible employees. Under the Plan, shares of the Company’s Common Stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares with aggregate fair value up to 10% of their gross compensation during a six-month period. Employees purchased 56,000 shares at an average price of $13.02 in 2005, 126,000 shares at an average price of $11.23 in 2004 and 150,000 shares at an average price of $10.53 per share in 2003. At December 31, 2005, 78,000 shares of the Company’s Common Stock were reserved for future issuance. The Company suspended employee deposits into the Plan for 2005 to determine the effects of expensing stock options under Financial Accounting Standards Board SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. (See Recently Issued Accounting Standards under Significant Accounting Policies.) The Company may reinstate the Plan with modifications or discontinue the plan entirely.

10.   INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income	$38,545,000	$26,293,000	$19,737,000
Denominator:
Denominator for basic net income per share—weighted average shares	45,037,000	46,985,000	49,155,000
Effect of dilutive stock options	2,224,000	1,473,000	863,000
Denominator for diluted net income per share—weighted average shares and equivalents	47,261,000	48,458,000	50,018,000
Basic net income per share	$0.86	$0.56	$0.40
Diluted net income per share	$0.82	$0.54	$0.39

In addition, 2,346,000 shares in 2005, 2,237,000 in 2004 and 3,837,000 in 2003 were not included in the fully diluted computation because they would have been antidilutive.

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

	Americas	EMEA	Asia/Pacific	Unallocated	Total
As of or for the year ended December 31, 2005
Revenues from external customers:
Product licenses and sales	$90,774,000	$31,690,000	$23,883,000	$—	$146,347,000
Subscriptions	102,310,000	37,361,000	21,430,000	—	161,101,000
Professional services	15,088,000	2,318,000	4,918,000	—	22,324,000
Total revenue	208,172,000	71,369,000	50,231,000	—	329,772,000
Cost of revenues:
Product licenses and sales	17,174,000	5,392,000	4,787,000	1,500,000	28,853,000
Amortization of acquired technology	—	—	—	6,985,000	6,985,000
Subscriptions and professional services	36,869,000	5,352,000	10,608,000	—	52,829,000
Total cost of revenues	54,043,000	10,744,000	15,395,000	8,485,000	88,667,000
Operating expenses	67,958,000	31,661,000	9,289,000	75,526,000	184,434,000
Total expenses	122,001,000	42,405,000	24,684,000	84,011,000	273,101,000
Segment operating income (loss)	$86,171,000	$28,964,000	$25,547,000	$(84,011,000)	$56,671,000
Accounts receivable, net	$53,208,000	$22,468,000	$12,093,000	$—	$87,769,000
Property and equipment, net	$23,401,000	$1,730,000	$4,220,000	$—	$29,351,000
As of or for the year ended December 31, 2004
Revenues from external customers:
Product licenses and sales	$75,231,000	$30,347,000	$20,534,000	$—	$126,112,000
Subscriptions	94,346,000	30,836,000	15,511,000	—	140,693,000
Professional services	14,417,000	3,387,000	5,284,000	—	23,088,000
Total revenue	183,994,000	64,570,000	41,329,000	—	289,893,000
Cost of revenues:
Product licenses and sales	13,093,000	4,130,000	3,665,000	1,500,000	22,388,000
Amortization of acquired technology	—	—	—	6,851,000	6,851,000
Subscriptions and professional services	33,519,000	5,226,000	10,254,000	—	48,999,000
Total cost of revenues	46,612,000	9,356,000	13,919,000	8,351,000	78,238,000
Operating expenses	63,052,000	28,875,000	9,036,000	70,949,000	171,912,000
Total expenses	109,664,000	38,231,000	22,955,000	79,300,000	250,150,000
Segment operating income (loss)	$74,330,000	$26,339,000	$18,374,000	$(79,300,000)	$39,743,000
Accounts receivable, net	$40,182,000	$20,866,000	$14,305,000	$—	$75,353,000
Property and equipment, net	$27,117,000	$1,759,000	$5,564,000	$—	$34,440,000
As of or for the year ended December 31, 2003
Revenues from external customers:
Product licenses and sales	$69,540,000	$22,961,000	$14,616,000	$—	$107,117,000
Subscriptions	82,755,000	19,580,000	10,520,000	—	112,855,000
Professional services	15,997,000	4,390,000	5,422,000	—	25,809,000
Total revenue	168,292,000	46,931,000	30,558,000	—	245,781,000
Cost of revenues:
Product licenses and sales	7,437,000	1,136,000	955,000	—	9,528,000
Amortization of acquired technology	—	—	—	4,404,000	4,404,000
Subscriptions and professional services	32,629,000	7,209,000	8,848,000	—	48,686,000
Total cost of revenues	40,066,000	8,345,000	9,803,000	4,404,000	62,618,000
Operating expenses	58,909,000	21,271,000	7,272,000	66,115,000	153,567,000
Total expenses	98,975,000	29,616,000	17,075,000	70,519,000	216,185,000
Segment operating income (loss)	$69,317,000	$17,315,000	$13,483,000	$(70,519,000)	$29,596,000
Accounts receivable, net	$38,046,000	$17,605,000	$10,937,000	$—	$66,588,000
Property and equipment, net	$28,054,000	$1,528,000	$6,237,000	$—	$35,819,000

12.   ISSUANCES OF STOCK BY A SUBSIDIARY

The following are issuances of the common stock of our Asia/Pacific subsidiary, ISS KK. As disclosed in Note 1, the Company reports a gain on the difference between the fair market value of the shares issued and the book value of those shares, in accordance with the SEC Staff Accounting Bulletin No. 51 and company policy.

In 2005, 2004, and 2003, the Company’s Asia/Pacific subsidiary issued shares related to the exercise of ISS KK stock options. In February 2005, the Board of Directors of ISS KK initiated a two-for-one stock split. All share and per share amounts have been restated for this stock split. In 2005, Asia/Pacific issued 1,048 shares at an average exercise price of approximately $476 per share. The net cash proceeds were $499,000 and the Company recorded a gain of $221,000 on the issuance of these shares. The Company’s ownership percentage of the subsidiary decreased to 86% at December 31, 2005. In 2004, Asia/Pacific issued 1,048 shares at an average exercise price of approximately $431 per share. The net cash proceeds were $453,000 and the Company recorded a gain of $292,000 on the issuance of these shares. The Company’s ownership percentage of the subsidiary decreased to 87% at December 31, 2004. In 2003 Asia/Pacific issued 908 shares at an average exercise price of $415 per share. The net cash proceeds were $376,000 and the Company recorded a gain of $249,000 on the issuance of these shares. The Company’s ownership percentage of the subsidiary was at 88% in 2003. Deferred income taxes have been provided in the period in which the gains were recognized.

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

At December 31, 2003 the Company had accrued the following costs associated with these exit activities: one-time termination benefits of $152,000; contract termination costs of $184,000; and other costs of $31,000. One-time termination benefits consisted of severance and benefits for involuntarily terminated employees. The contract termination costs include costs for remaining lease payments on vacated facilities and costs associated with vacating the facility. Other costs consisted primarily of write-off of abandoned fixed assets and the write-off of leasehold improvements related to the vacated facilities. At December 31, 2004 all of the costs associated with these exit activities had been paid. The Company has no remaining liability associated with these exit activities at December 31, 2005.

14.   QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results for the two years ended December 31, 2005 and 2004 are as follows:

	Fourth	Third	Second	First
2005 by quarter:
Revenues	$91,035,000	$82,845,000	$79,100,000	$76,792,000
Operating income	18,828,000	14,009,000	12,159,000	11,675,000
Net income	12,647,000	9,792,000	8,261,000	7,845,000
Net income per share:
Basic	$0.28	$0.22	$0.18	$0.17
Diluted	$0.27	$0.21	$0.18	$0.16

	Fourth	Third	Second	First
2004 by quarter:
Revenues	$80,556,000	$72,733,000	$69,540,000	$67,064,000
Operating income	14,157,000	9,635,000	8,298,000	7,653,000
Net income	9,202,000	6,411,000	5,460,000	5,220,000
Net income per share:
Basic	$0.20	$0.14	$0.11	$0.11
Diluted	$0.19	$0.14	$0.11	$0.10

Because of the method used in calculating per share data, the quarterly per share data will not necessarily total the per share data as computed for the year.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of			Balance at
	Year	Provision	Write-offs	End of Year
2005
Allowance for Doubtful Accounts	$3,099,000	$1,186,000	$(711,000)	$3,574,000
Valuation allowance on net deferred income tax assets	$3,301,000	$—	$(1,103,000)	$2,198,000
2004
Allowance for Doubtful Accounts	$2,755,000	$1,193,000	$(849,000)	$3,099,000
Valuation allowance on net deferred income tax assets	$11,558,000	$—	$(8,257,000)	$3,301,000
2003
Allowance for Doubtful Accounts	$2,790,000	$1,150,000	$(1,185,000)	$2,755,000
Valuation allowance on net deferred income tax assets	$18,681,000	$—	$(7,123,000)	$11,558,000

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET SECURITY SYSTEMS, INC.
	By:	/s/ RAGHAVAN RAJAJI
Raghavan Rajaji
Senior Vice President and Chief Financial Officer
Dated: March 6, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Thomas E. Noonan, Raghavan Rajaji and Maureen Richards, and each or any of them, his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS E. NOONAN	Chairman, President and Chief Executive	March 6, 2006
Thomas E. Noonan	(Principal Executive Officer)
/s/ CHRISTOPHER W. KLAUS	Secretary, Security Adviser and Director	March 6, 2006
Christopher W. Klaus
/s/ RAGHAVAN RAJAJI	Senior Vice President and	March 6, 2006
Raghavan Rajaji	Chief Financial Officer
/s/ MAUREEN RICHARDS	Vice President, Corporate Controller and	March 6, 2006
Maureen Richards	(Principal Accounting Officer)
/s/ RICHARD S. BODMAN	Director	March 6, 2006
Richard S. Bodman
/s/ ROBERT E. DAVOLI	Director	March 6, 2006
Robert E. Davoli
/s/ SAM NUNN	Director	March 6, 2006
Sam Nunn
/s/ KEVIN J. O’CONNOR	Director	March 6, 2006
Kevin J. O’Connor
/s/ DAVID N. STROHM	Director	March 6, 2006
David N. Strohm