Form 10-Q
period 2006-03-31
INTERNET SECURITY SYSTEMS INC/GA
filed 2006-05-05
CIK 1053148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of Shares Outstanding as of April 30, 2006
Common stock, $0.001 par value	44,726,017

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,801	$238,893
Marketable securities	4,900	—
Accounts receivable, less allowance for doubtful accounts of $3,828 and $3,574 in 2006 and 2005, respectively	83,966	87,769
Inventory	6,428	3,076
Prepaid expenses and other current assets	11,311	10,305

Total current assets	333,406	340,043

Property and equipment:
Computer equipment and software	65,380	59,492
Office furniture and equipment	18,122	17,797
Leasehold improvements	21,026	20,948

	104,528	98,237
Less accumulated depreciation	71,203	67,754

	33,325	30,483

Restricted cash equivalents and marketable securities	8,600	8,600
Goodwill, less accumulated amortization of $27,381	220,613	220,224
Other intangible assets, less accumulated amortization of $29,372 and $27,490 in 2006 and 2005, respectively	9,329	10,913
Other assets	8,249	8,381

Total assets	$613,522	$618,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,369	$11,261
Accrued expenses	26,188	35,019
Deferred revenues	75,938	74,577

Total current liabilities	111,495	120,857
Long-term deferred revenues	8,596	7,067
Other non-current liabilities	146	202
Commitments and contingencies
Minority interest	4,742	4,378

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 52,438,000 and 52,204,000 issued in 2006 and 2005, respectively	52	52
Additional paid-in capital	530,088	524,105
Deferred compensation	—	(1,830)
Accumulated other comprehensive income	2,246	1,058
Retained earnings	94,139	87,089
Treasury stock, at cost (7,717,000 and 7,129,000 shares in 2006 and 2005, respectively)	(137,982)	(124,334)

Total stockholders’ equity	488,543	486,140

Total liabilities and stockholders’ equity	$613,522	$618,644

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Product licenses and sales	$32,689	$32,270
Subscriptions	42,698	38,838
Professional services	5,374	5,684

	80,761	76,792
Costs and expenses:
Cost of revenues:
Product licenses and sales	6,808	6,385
Amortization of acquired technology	1,720	1,786
Subscriptions and professional services	13,549	13,158

Total cost of revenues	22,077	21,329

Research and development	12,694	10,291
Sales and marketing	28,094	26,109
General and administrative	8,309	7,344
Amortization of other intangibles	40	44

	71,214	65,117

Operating income	9,547	11,675
Interest income	1,968	1,059
Other income (expense), net	(364)	(539)
Gain on issuance of subsidiary stock	44	63

Income before income taxes	11,195	12,258
Provision for income taxes	4,145	4,413

Net income	$7,050	$7,845

Basic net income per share of Common Stock	$0.16	$0.17

Diluted net income per share of Common Stock	$0.15	$0.16

Weighted average shares and equivalent shares:
Basic	44,713	45,495

Diluted	45,673	47,609

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Operating activities
Net income	$7,050	$7,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,377	2,629
Amortization of intangibles	1,760	1,830
Stock-based compensation expense	3,335	573
Income tax benefit from exercise of stock options	431	286
Accretion of discount on marketable securities	19	(231)
Minority interest	332	10
Gain on issuance of subsidiary stock	(44)	(63)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	4,527	2,203
Inventory	(3,305)	(83)
Prepaid expenses and other assets	(752)	78
Accounts payable and accrued expenses	(11,661)	(1,391)
Deferred revenues	2,361	(197)

Net cash provided by operating activities	7,430	13,489

Investing activities
Acquisitions, net of cash received	—	(764)
Purchases of marketable securities	(5,900)	(35,057)
Net proceeds from maturity of marketable securities	1,665	36,352
Net proceeds from sales of marketable securities	—	29,750
Additions to cash equivalents in restricted cashand marketable securities	(684)	—
Purchases of property, equipment, and software	(6,059)	(1,224)
Net proceeds from issuance of subsidiary stock	76	117

Net cash provided by (used in) investing activities	(10,902)	29,174

Financing activities
Proceeds from exercise of stock options	3,739	1,847
Proceeds from issuance of common stock	—	732
Purchases of treasury stock	(13,648)	(9,193)
Excess tax benefits from stock option exercises	308	—

Net cash (used in) financing activities	(9,601)	(6,614)

Foreign currency impact on cash	981	(1,968)

Net increase (decrease) in cash and cash equivalents	(12,092)	34,081
Cash and cash equivalents at beginning of period	238,893	140,148

Cash and cash equivalents at end of period	$226,801	$174,229

Supplemental cash flow disclosure
Income taxes paid	$12,080	$1,999

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items, necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates, and such differences may be material to the consolidated financial statements.

Goodwill and Intangibles

Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$247,994	$(27,381)	$247,605	$(27,381)
Amortized intangible assets:
Core technology	$3,853	$(3,604)	$3,853	$(3,483)
Developed technology	32,825	(23,873)	32,537	(22,158)
Customer relationships	2,023	(1,895)	2,013	(1,849)
Total	$38,701	$(29,372)	$38,403	$(27,490)

The change in the carrying amounts of goodwill and developed technology from December 31, 2005 to March 31, 2006 was the result of currency translation adjustments for the acquisition of Cobion, a German content filtering and anti-spam provider.

We amortize intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology and three years for customer relationships. Amortization related to core technology and developed technology is classified as a component of cost of revenues. Amortization expense of intangible assets is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Core technology	$121	$120
Developed technology	1,599	1,666
Customer relationships	40	44

Total	$1,760	$1,830

The estimated future amortization expense of intangible assets as of March 31, 2006 is as follows (in thousands):

Amount
Year ending December 31,
2006 (nine months)	$3,168
2007	3,010
2008	2,991
2009	160

Total	$9,329

Accounting for stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on date of grant and recognition of compensation over the service period for awards expected to vest. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), for periods beginning in fiscal 2006. On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective method, and accordingly, prior periods results have not been restated, and do not include, the impact of SFAS No. 123(R). The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock; the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line single option method under SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Upon adoption of SFAS No. 123(R), we reclassified our current year unamortized deferred compensation related to the issuance of unvested restricted stock awards to additional paid-in capital in our balance sheet.

Stock-based compensation expense for the three months ended March 31, 2006 was $3,335,000, which consisted of expense related to employee stock options of $2,930,000 and expense related to restricted stock of $405,000. Stock-based compensation expense for the three months ended March 31, 2005 was $573,000, all related to restricted stock awards. Tax benefits recognized in the income statement related to stock-based compensation arrangements was $1,234,000 and $212,000 for the three months ended March 31, 2006 and 2005, respectively.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $308,000 for the three months ending March 31, 2006. Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) supersedes EITF No. 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”), Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This Staff Position provides a simplified method to calculate the beginning pool of excess tax benefits and provides a method of determining the subsequent impact on the pool and statement of cash flows of awards that are outstanding and fully or partially vested upon the adoption of SFAS No. 123(R). FSP 123(R)-3 generally allows companies a year from the initial adoption of SFAS No. 123(R) to elect the methodology to compute the initial pool of excess tax benefits. We are currently evaluating the transition methods permitted under FSP 123(R)-3.

The application of SFAS No. 123(R) has the following effect on the first quarter of 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts)

	Using Previous Accounting	SFAS 123(R) Impact	As Reported
Total revenues	$80,761	$—	$80,761
Cost of revenues:
Product and licenses sales	6,794	14	6,808
Amortization of acquired technology	1,720	—	1,720
Subscriptions and professional services	13,193	356	13,549
Total costs of revenues	21,707	370	22,077
Research and development	11,891	803	12,694
Sales and marketing	27,108	986	28,094
General and administrative	7,538	771	8,309
Amortization of other intangibles	40	—	40
	68,284	2,930	71,214
Operating income	12,477	(2,930)	9,547
Other, net	1,648	—	1,648
Income before income taxes	14,125	(2,930)	11,195
Provision for income taxes	5,229	(1,084)	4,145
Net income	$8,896	$(1,846)	$7,050

Basic net income per share of Common Stock	$0.20	$(0.04)	$0.16

Dilutive net income per share of Common Stock	$0.19	$(0.04)	$0.15

Cash flow from operating activities	$7,738	$(308)	$7,430
Cash flow from financing activities	$(9,909)	$308	$(9,601)

Gain on issuance of subsidiary shares

The gain on issuance of subsidiary shares results from Internet Security Systems KK, our Asia/Pacific subsidiary (“ISS KK”), issuing shares related to the exercise of ISS KK stock options.  In 2006, ISS KK has issued 169 shares at an average exercise price of approximately $449 per share.  Our ownership percentage of the subsidiary remained at 87% at March 31, 2006.  Deferred income taxes have been provided in the period in which the gain is recognized.

Note 2. Income Taxes

The Company recorded tax provisions of $4.1 million and $4.4 million for the three-month periods ended March 31, 2006 and 2005, respectively. The effective tax rate was approximately 37% for the three months ended March 31, 2006 and 36% for the three months ended March 31, 2005. The effective rates differ from the statutory rates due to the impact of acquisition-related intangibles and certain operating expenses that are not deductible for income tax purposes as well as federal and state tax credits.

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

Note 4. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net income, as reported	$7,050	$7,845
Change in cumulative translation adjustment	1,188	(4,159)

Comprehensive income	$8,238	$3,686

Note 5. Income per Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005
Numerator:
Net income	$7,050	$7,845

Denominator:
Denominator for basic net income per share - weighted average shares	44,713	45,495
Effect of dilutive stock options	960	2,114

Denominator for diluted net income per share - weighted average shares and equivalents	45,673	47,609

Basic net income per share	$0.16	$0.17

Diluted net income per share	$0.15	$0.16

In the three months ended March 31, 2006 and 2005, 4,476,000 and 3,559,000 options, respectively, were not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares, and their impact would have been anti-dilutive.

Note 6. Stock option plans

The Internet Security Systems, Inc. 2005 Stock Incentive Plan (“the Plan”) consists of equity programs that provide for the granting of qualified or non-qualified stock options, the issuance of stock and the automatic option grant program. Under the terms of the plan the exercise price of options granted shall not be less than the fair market value on the date of grant, the options have a maximum term of seven years and generally vest over a four-year period. Stock issued under the Plan generally vests over a period of service or attainment of specified performance objectives. The automatic option grant program is available to the non-employee member of the Company’s board of directors. At March 31, 2006 there were 7,146,000 shares reserved for future issuance. An additional 80,000 shares have been reserved for non-statutory options issued in 1997 to non-employee directors.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2006	2005
Expected life (years)	4.6	4.6
Risk free interest rate	4.28%	3.83%
Expected volatility	38%	41%
Expected dividend yield	—	—
Weighted-average fair value per share of options granted	$8.57	$8.52

Expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected volatilities are based on the implied volatility of public traded options for our common stock.

A summary of ISS’ stock option activity is as follows (number of options in thousands):

	Three months ended March 31, 2006
	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	9,327	$21.93
Granted	95	22.32
Exercised	(234)	15.98
Canceled:
Forfeited	(91)	18.04
Expired	(103)	32.69

Outstanding at March 31, 2006	8,994	$22.00

Exercisable at March 31, 2006	5,571	$24.06

The aggregate intrinsic value of options outstanding and exercisable was $51.0 million and $32.7 million as of March 31, 2006 and $26.9 million and $15.7 million as of March 31, 2005, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.7 million and $0.9 million, respectively. Unrecognized non-cash stock compensation expense related to unvested options outstanding as of March 31, 2006 was approximately $19.2 million and will be recorded over the remaining vesting period of four years.

The following table summarizes information about stock options outstanding at March 31, 2006 (option amounts in thousands):

	Options Outstanding			Options Fully Vested and Exercisable
	Number of	Weighted		Number
	Options	Average	Weighted	Exercisable	Weighted
	Outstanding at	Remaining	Average	At	Average
	March 31,	Contractual	Exercise	March 31,	Exercise
Range of Exercise Prices	2006	Life	Price	2006	Price

$.08-9.11	232	2.97	$5.26	232	$5.26
$10.00-19.98	4,437	6.10	14.62	2,647	14.20
$20.03-29.44	2,614	5.84	22.13	981	21.76
$30.63-39.75	1,063	5.66	33.05	1,063	33.05
$49.81-85.63	648	4.46	59.83	648	59.83

	8,994	5.77	$22.00	5,571	$24.06

Directors, officers and certain key employees of ISS were issued 0 and 56,000 restricted shares in the three months ended March 31, 2006 and the year-ended December 31, 2005, respectively. In 2005, 33,000 restricted shares were returned prior to vesting. The shares issued to directors vest quarterly over two years, and the shares issued to officers and certain key employees vest in two installments:  50% vests two years from the grant date, and the remaining 50% vests three years from the grant date.

Restricted Stock Summary	Restricted Stock	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock at January 1, 2006	283,350	$18.60
Granted	—	—
Vested	(114,375)	17.73
Forfeited	—	—
Nonvested restricted stock at March 31, 2006	168,975	$19.18

The total fair value of restricted stock which vested during the three months ended March 31, 2006 and 2005 was $2.5 million and $0, respectively. Unrecognized non-cash stock compensation expense related to unvested restricted stock outstanding as of March 31, 2006 was approximately $1.4 million and will be recorded over the remaining vesting period of approximately 2 years.

Stock-based compensation for 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three months ended March 31, 2005 as if stock-based compensation had been computed under SFAS No. 123 (in thousands, except per share amounts):

Three months ended March 31, 2005
Net income, as reported	$7,845
Add: Stock-based compensation included in reported net income, net of income taxes	367
Less: Stock-based compensation expense computed under the fair value method, net of income taxes	(4,138)

Pro forma net income	$4,074

Basic net income per share of Common Stock
As reported	$0.17

Pro forma	$0.09

Diluted net income per share of Common Stock
As reported	$0.16

Pro forma	$0.09

Note 7. Segment and Geographic Information

ISS conducts business in one operating segment:  providing information security management solutions. The Company does, however, prepare operating results for internal use on a geographic basis. These geographical based operating costs consist of direct sales expenses, infrastructure to support its employee and customer and partner base, supporting billing and financial systems, and a management team. Corporate expenses that are not charged directly to the other segments include research and development, general and administrative costs that support the global organization, amortization of acquired technology, amortization of licensed development source code, amortization of intangibles and stock based compensation and costs that are one-time in nature, such as acquired in-process research and development.

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

The following table presents ISS’s revenues, operating expenses and operating income (loss) by reportable geographic segment (in thousands):

	Americas	EMEA	Asia/Pacific	Unallocated	Total
As of or for the three months ended March 31, 2006
Revenues from external customers:
Product licenses and sales	$20,272	$6,736	$5,681	$—	$32,689
Subscriptions	27,228	9,445	6,025	—	42,698
Professional services	3,686	416	1,272	—	5,374

Total revenue	51,186	16,597	12,978	—	80,761
Cost of revenues:
Product licenses and sales	3,808	1,442	1,117	441	6,808
Amortization of acquired technology	—	—	—	1,720	1,720
Subscriptions and professional services	9,413	1,067	2,693	376	13,549

Total cost of revenues	13,221	2,509	3,810	2,537	22,077
Operating expenses	18,170	7,389	2,535	21,043	49,137

Total expenses	31,391	9,898	6,345	23,580	71,214

Segment operating income (loss)	$19,795	$6,699	$6,633	$(23,580)	$9,547

Accounts receivable, net	$51,773	$18,133	$14,060	$—	$83,966

Property and equipment, net	$27,530	$1,741	$4,054	$—	$33,325

As of or for the three months ended March 31, 2005
Revenues from external customers:
Product licenses and sales	$19,058	$6,807	$6,405	$—	$32,270
Subscriptions	24,758	9,148	4,932	—	38,838
Professional services	3,563	467	1,654	—	5,684

Total revenue	47,379	16,422	12,991	—	76,792
Cost of revenues:
Product licenses and sales	3,671	1,214	1,125	375	6,385
Amortization of acquired technology	—	—	—	1,786	1,786
Subscriptions and professional services	9,000	1,294	2,831	33	13,158

Total cost of revenues	12,671	2,508	3,956	2,194	21,329
Operating expenses	15,947	7,718	2,443	17,680	43,788

Total expenses	28,618	10,226	6,399	19,874	65,117

Segment operating income (loss)	$18,761	$6,196	$6,592	$(19,874)	$11,675

Accounts receivable, net	$38,003	$19,892	$15,255	$—	$73,150

Property and equipment, net	$26,211	$1,602	$5,222	$—	$33,035

Note 8. Commitments and Contingencies

Our sales agreements with customers generally contain infringement indemnity provisions. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We have only incurred costs to defend ISS to date. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006. In addition, we warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. We also warrant that for one year after shipment, all hardware will be free from defects in materials and workmanship under normal authorized use, consistent with the instructions contained in the product documentation. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. While these generally continue to be the performance warranties, there are variations arising from custom contracts. We have not incurred significant recurring expense under our product or service warranties and hardware warranties are covered by the manufacturer warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

Payments for certain operating leases for our office space are secured by collateralized standby letters of credit totaling $7.3 million at March 31, 2006. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013. The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation. Each standby letter of credit is collateralized by securities. At March 31, 2006, $8.6 million of cash and marketable securities are pledged as collateral and are shown on the balance sheet as restricted cash and marketable securities.

On August 17, 2004, the Company’s Georgia operating subsidiary filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”). The action seeks the court’s declaration that our products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid. On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”). The complaint in the Delaware Action alleges that our SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief. On April 25, 2005, SRI filed an amended complaint adding the Company’s Georgia operating subsidiary as a separate defendant to the Delaware Action. The Company and its subsidiary answered SRI’s amended complaint on May 23, 2005, denying that they infringe the two patents asserted by SRI and asserting counterclaims seeking a declaration from the Delaware court that the five SRI patents are not infringed, and are invalid and unenforceable. On June 9, 2005, the Georgia court transferred the Georgia Action to the United States District Court for the District of Delaware. The transferred action was consolidated with the Delaware Action. On June 13, 2005, SRI answered the counterclaims asserted by the Company and its subsidiary, denying that the five patents are not infringed, invalid, and unenforceable. On August 5, 2005, SRI granted to the Company a covenant never to sue the Company, its distributors, customers, licensees or end users, for damages or any other form of legal or equitable relief based on or arising out of the alleged infringement of one of the five patents-in-suit as a result of the manufacture, use, sale, offer for sale, importation, maintenance, support or servicing of any Company product or service existing on or before the effective date. The parties are currently engaged in discovery on the remaining claims, and trial has been scheduled to begin on or about October 30, 2006. We intend to defend the Delaware Action vigorously and believe we have meritorious defenses and counterclaims

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q.

Except for the historical financial information, many of the matters discussed in this Form 10-Q may be considered “forward-looking” statements. Forward-looking statements can be identified by the use of words such as “may,” “should,” “could,” “continue,” “future,” “potential,” “believe,” “project,” “plan,” “intend,” “seek,” “estimate,” “predict”, “expect”, “anticipate” and similar expressions, or the negative of such terms, or other comparable terminology.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and those otherwise described from time to time in our Securities and Exchange Commission reports filed after this Form 10-Q . All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof.  We assume no obligation (except where required by law) to update any forward-looking statements for any events or circumstances occurring after the date of this Form 10-Q.

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

Overview

We focus on providing enterprise-wide pre-emptive protection. We provide such protection with our comprehensive line of products and services. These include a product family consisting of network and host intrusion prevention, network anomaly detection, integrated security appliances, desktop protection and vulnerability assessment and protection; ISS’ SiteProtector centralized management system; and ISS’ Managed Security Services and Professional Security Services. The integrated security appliance includes, in addition to intrusion prevention, firewalls, virtual private network features, anti-virus protection, content filtering, e-mail security, and anti-spam technology.

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

Many factors will affect our future financial performance, especially our ability to differentiate our offerings from competitors that include much larger companies with greater marketing capabilities, financial resources and brand recognition. In order to continue to create such differentiation, we expect to continue to expand our domestic and international sales and marketing operations’, seek acquisition candidates and alliances with partners whose products, technologies or service capabilities are complementary to our solutions and improve our internal operating and financial infrastructure in support of our strategic goals and objectives. At the same time, we expect to adjust our organization size in light of changing economic conditions and maintain emphasis on controlling discretionary spending and capital expenditures. While we believe in the long-term success of our business solutions, our prospects must be considered in light of the recent experience, risks and difficulties that are frequently encountered by companies serving rapidly evolving markets. See “Risk Factors”.

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

Subscription revenues

Subscription revenues consist of renewable customer support, term licenses, and security monitoring and management services. Renewable customer support is a separate element of sales of perpetual software licenses and products. Term licenses allow customers to use our products and receive product support coverage and content updates for a specified period, generally twelve months. We generally invoice for customer support and term licenses at the beginning of the term and recognize revenue ratably over the subscription term. Security monitoring and management services for information assets and systems are part of managed services and associated revenues are recognized as such services are rendered.

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

Multiple element arrangements

Our sales of product and/or software licenses are multiple element arrangements that include product support and content updates and may include other subscription or professional services delivered after the sale of the product or software license. Revenue is generally recognizable before delivery of every element of the arrangement when all of the following requirements exist:

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

Allowance for doubtful accounts

Our sales are global, with customers located in the Americas, EMEA, and Asia/Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received. At March 31, 2006, the allowance for doubtful accounts totaled $3.8 million, or 4.3% of the $87.8 million of total trade receivables. This 4.3% allowance of receivables reflects our practice to leave accounts on our general ledger and provide reserves pending final resolution of collectibility rather than to write-off such accounts.

Our bad debt expense for the quarter ended March 31, 2006 amounted to $331,000 compared to $145,000 in the corresponding period of 2005.

While actual credit losses have historically been within management’s expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates we have had in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We currently have goodwill and other acquisition related intangibles, net of accumulated amortization, of approximately $230 million, with $195 million of goodwill related to our June 2001 acquisition of Network ICE Corporation (“Network ICE”) and approximately $20 million of goodwill related to the January 2004 acquisition of Cobion, AG (“Cobion”).  The determination of whether or not goodwill is impaired involves significant judgments based upon short and long-term projections of future performance.  We have concluded that this amount is realizable based on forecasted discounted cash flows through 2009 and on our stock market valuation.  Neither method indicated that our goodwill had been impaired and, as a result, we did not record any impairment losses related to goodwill during the quarter ended March 31, 2006.  Other intangibles of approximately $9 million are principally acquired technology from the Network ICE and Cobion acquisitions that are components in our current product offerings.

Stock-based compensation

As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating awards expected to vest including type of awards, employee class, and our historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

We use the Black-Scholes valuation model to determine the fair value of our stock options, and significant judgment is required in determining the inputs to the model, particularly for the expected volatility. We use the implied volatility of publicly traded options for our common stock to estimate expected volatility. Changes in the input assumptions, including expected volatility, can materially affect the fair value estimate of our stock options.

Results of Operations

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended March 31,
	2006	2005
Consolidated Statements of Operations Data:
Product licenses and sales	40%	42%
Subscriptions	53%	51%
Professional services	7%	7%

Total revenues	100%	100%

Cost of revenues:
Product licenses and sales	8%	8%
Amortization of acquired technology	2%	3%
Subscriptions and professional services	17%	17%

Total cost of revenues	27%	28%
Research and development	16%	13%
Sales and marketing	35%	34%
General and administrative	10%	10%
Amortization of other intangibles	—%	—%

Total costs and expenses	88%	85%

Operating income	12%	15%

Revenues

Product licenses and sales

Since the second quarter of 2003, we have offered the Proventia family of network protection appliances that collectively provides unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. These products are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective. The market response has been dramatic as Proventia grew from 23% of product license and sales revenues in its year of introduction to 71% in the first quarter of 2006.

Product licenses and sales in the three months ended March 31, 2006 increased by 1% compared with the three months ended March 31, 2005. The net increase was a result of increases in intrusion prevention appliance revenues offset by a decrease in legacy software revenue and intrusion detection appliances. The Proventia line grew to 71% of product license and sales in the first quarter of 2006 from 64% of product license and sales revenues in the first quarter of 2005. Product licenses and sales decreased slightly to 40% of total revenues in the first quarter of 2006 compared to 42% in the corresponding period of 2005 due to the higher growth rate of subscription revenues.

We believe our future growth is dependent on a continuation of the positive market response to our Proventia family of products. Our present product roadmap also focuses on product offerings and enhancements that will continue to improve central control and manageability, easier deployment and more refined information as well as broader Proventia appliance offerings. We expect that this focus will continue to make our products more cost effective to implement and maintain the goal of increasing the future level of product licenses and sales. This expected growth is critical as it represents not only product and license revenues, but also subscription revenues from product support and content updates.

Subscriptions

Subscription revenues consist of product support and content updates, security-monitoring fees for managed services offerings, and term licenses of products. Subscriptions grew 10% in the first quarter of 2006 compared to the first quarter of 2005, increasing to $42.7 million from $38.8 million. Subscriptions revenue represented 53% of total revenues in the first quarter of 2006 compared to 51% in the first quarter of 2005.

The largest component of subscription revenues, product content and support, increased to 36% of total revenues, in the first quarter of 2006 compared to 33% of total revenues, in the first quarter of 2005. Product content and support includes hardware support of our Proventia appliances, software updates, technical support and security content that includes advisory updates from X-Force, our internal team of security experts. Product content and support are provided to our customers through contracts executed with customers for a specified term and billed at the time of contract. Such billings are recorded as deferred revenues on our balance sheet and amortized as subscriptions revenue over the term of the contract. The increase of our product content and support revenues in the future is dependent on continued success with product sales and maintenance renewals.

Managed services revenues increased 10% from the first quarter of 2005. Managed services revenues were 15% of total revenues in the three months ended March 31, 2006, as compared with 14% of total revenues in the three months ended March 31, 2005. We believe these increases were due to a strong demand in the market for proven, financially sound, managed security service providers. We are marketing managed services both directly to end users and through partners, including a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers.

Professional services

Professional services revenues decreased to $5.4 million in the first quarter of 2006 from $5.7 million in the first quarter of 2005. Professional services revenues were 7% of total revenues in both the first quarter of 2006 and 2005. We continue to focus on high-value offerings that utilize our X-Force expertise, and look to our system integration and channel partners to serve as the primary resource to fulfill the services and education needs of our customers.

Geographic regions

Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended March 31,
	2006	2005
Americas	63%	62%
EMEA	21%	21%
Asia/Pacific	16%	17%

While there have been changes in the proportion of revenues generated by each region, all of the regions experienced growth in revenues in the local currency in 2006. Weakening exchange rates in EMEA and Asia/Pacific compared to the US dollar negatively impacted revenue growth in those theatres in U.S. dollars. The financial data for each segment can be found in Note 7 to the Consolidated Financial Statements.

Costs and Expenses

Personnel

Personnel and related costs represent our largest expense category. We ended the first quarter of 2006 with 1,270 employees, up approximately 7% from the first quarter of 2005. The majority of headcount growth occurred in quota-carrying sales personnel, marketing, managed security services operations, and engineering. Our headcount has fluctuated between approximately 1,150 and 1,270 over the last 3 years as we acquired and integrated acquisitions and continually refined our business targets in light of economic conditions during these years.

On January 1, 2006 we adopted SFAS No. 123(R), and as required we have recorded stock-based compensation expense starting in the first quarter of 2006. Previously we had accounted for stock options under APB No. 25, and as permitted, we had not recorded stock-based compensation expense for our options. We adopted SFAS No. 123(R) using the modified prospective method, and accordingly, prior period results have not been restated, and do not include, the impact of SFAS No. 123(R). Total stock-based compensation expense related to the expensing of stock options was approximately $2.9 million in the three months ended March 31, 2006 (3.6% of total revenues). This expense has affected the comparability to prior quarter for the majority of our expense categories as it has been recorded in the expense line in which the recipients of the options are placed. Unrecognized non-cash stock compensation expense related to unvested options outstanding as of March 31, 2006 was approximately $19.2 million and will be recorded over the remaining vesting period of four years.

We began to use restricted stock, in addition to stock options, as an equity component of compensation beginning in the first quarter of 2004. We recorded $0.4 million and $0.6 million of compensation expense in the three months ended March 31, 2006 and 2005, respectively, associated with restricted stock in the expense categories in which the recipients are placed. Unrecognized non-cash stock compensation expense related to unvested restricted stock outstanding as of March 31, 2006 was approximately $1.4 million and will be recorded over the remaining vesting period of approximately 2 years.

Cost of product licenses and sales

Cost of product licenses and sales consists of several components. Costs associated with licensing our software products are minor. The substantial portion of our cost of product licenses and sales represents the hardware cost of our Proventia appliances. As a percentage of product licenses and sales revenues, these costs increased slightly to 21% in the first quarter of 2006 from 20% in the first quarter of 2005. We also purchased development source code in the first quarter of 2006 and in 2004, which is being amortized as cost of products sold over its estimated useful life of four years.

 We incurred approximately $1.7 million in the first quarter of 2006 and $1.8 million in the first quarter of 2005 of amortization expense related to core and developed technology that was recorded as a result of acquisitions accounted for under the purchase method of accounting.

Cost of subscriptions and professional services

Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center (“SOC”) costs of providing managed security monitoring services and the costs related to our professional services and training. These costs increased approximately $0.3 million to $13.5 million in the first quarter of 2006 from $13.2 million in the first quarter of 2005. The increase is due to stock-based compensation expense related to stock options with the adoption of SFAS No. 123(R). As a percentage of subscription and professional services revenues, these costs decreased to 28% in the first quarter of 2006 from 30% in the first quarter of 2005.

Costs associated with our technical support personnel and our security operations centers increased each year in 2005, 2004 and 2003 as we added personnel to handle additional customers. We gained efficiencies in our SOCs and restructured our support groups to be more productive so personnel increased at a much lower rate than revenue growth, contributing to the decrease in those costs as a percentage of total revenues. Additionally, our appliances typically require less technical support effort than our software products. While we continue to seek increased productivity, we do expect increase in costs with a continued increase in revenues in the future.

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

Research and development expenses increased $2.5 million to $12.7 million in the three months ended March 31, 2006 from $10.3 million in the three months ended March 31, 2005, representing 16% and 13% of total revenues for these periods, respectively. Approximately $0.8 million of the increase was related to stock options expense with the adoption of SFAS No. 123(R). The remaining increase is a result of additional engineering headcount as we continue to invest in our product offerings.

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

Sales and marketing expenses increased approximately $2.0 million to $28.1 million in the first three months of 2006 from $26.1 million in the first three months of 2005, and increased as a percentage of total revenues to 35% from 34%. The implementation of SFAS 123(R) on January 1, 2006 added approximately $1.0 million (approximately 1% of total revenues) of stock option expense for the three months ended March 31, 2006.. We added quota-carrying headcount, but gained leverage from our sales force as we continue to increase the percentage of sales fulfilled through our partner saleschannel. We also increased our advertising expenditures during the three months ended March 31, 2006 by approximately $380,000 when compared to the same period in 2005.

We expect to continue to achieve leverage in our sales efforts by focusing our direct sales force on large customers that are served either directly by us or through large systems integrators. Our partner sales channel, which includes systems integrators, value-added resellers and distributors, will continue to be of increasing importance to us, measured quantitatively by an increasing level of product revenue originating through it. This channel represented approximately 82% of our sales in the first quarter of 2006 as compared to 77% in 2005. We intend to use our channel’s capabilities to reach larger customers through joint selling efforts and to reach departmental and small companies.

General and administrative

General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees. General and administrative expenses were $8.3 million in the three months ended March 31, 2006 and $7.3 million in the three months ended March 31, 2005, representing approximately 10% of our total revenues in both 2006 and 2005.

The largest increase was approximately $0.8 million for the expensing of stock options due to the adoption of SFAS 123(R) on January 1, 2006.

Interest income

Interest income increased to $2.0 million in the quarter ended March 31, 2006 from $1.1 million in the comparable quarter of 2005 due to an increase in the yield on investment-quality commercial paper and similar investments to approximately 4.0% in the first quarter of 2006 compared to 2.5% during the first quarter of 2005.

Other income (expense), net

Other income (expense) primarily consisted of minority interest expense and foreign exchange currency losses of $332,000 and $23,000, respectively in 2006 and $10,000 and $535,000, respectively in 2005.

Gain on issuance of subsidiary shares

The gain on issuance of subsidiary shares results from Internet Security Systems KK, our Asia/Pacific subsidiary (“ISS KK”), issuing shares related to the exercise of ISS KK stock options.  In 2006, ISS KK has issued 169 shares at an average exercise price of approximately $449 per share.  Our ownership percentage of the subsidiary remained at 87% at March 31, 2006.  Deferred income taxes have been provided in the period in which the gain is recognized

Provision for income taxes

Our effective tax rate was approximately 37% for the three months ended March 31, 2006 and 36% for the three months ended March 31, 2005. The effective rates differ from the Federal statutory rate due primarily to certain operating expenses that are not deductible for income tax purposes, state income taxes, foreign operations taxed at different rates and Federal tax credits

Liquidity and Capital Resources

Our financial position remained strong through the first three months of 2006. Our cash and cash equivalents and marketable security investments were $231.7 million at March 31, 2006. Our investments in marketable securities consisted solely of highly rated debt obligations with maturities of twelve months or less.

We continue to meet our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in the first three months of 2006 totaled $7.4 million. The major components of cash flows provided by operating activities were net income of $7.1 million, non-cash depreciation and amortization expense charges of $5.1 million, non-cash stock-based compensation expense of $3.3 million, a decrease in accounts receivable of $4.5 million, offset by an increase in inventory of $3.3 million, and a decrease in accounts payable and accrued expenses of $11.7 million primarily for the payment of income taxes.

An important element of our liquidity is the collection of our accounts receivable. We measure our accounts receivable management by our day’s sales outstanding (“DSO”). This is a measurement of accounts receivable divided by billings in the quarter, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was at 90 days at March 31, 2006, above our target range of 75 to 85 days primarily due to slower collections and the timing of revenue.

Our net cash used in investing activities was $10.9 million in the first three months of 2006. Investing activities included changes in our marketable securities that have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. The cash flow statement included the purchase of $5.9 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity of marketable securities of $1.7 million. Also included in cash flow from investing was the purchase of $6.1 million of property, equipment, and acquired source code due to continued investment in our business and infrastructure.

Our financing activities used $9.6 million of cash in the first three months of 2006. This was principally due to the repurchase of 588,000 shares of our common stock in the open market at an aggregate cost of $13.6 million. The previous stock repurchase plan expired in July 2005 and a new repurchase program to repurchase up to $100.0 million of our common stock through July 2006 was authorized by the Board of Directors in July 2005. Since the inception of the stock repurchase plans, we have purchased 7.7 million shares at an average cost of $17.88 per share for a total cash outlay of approximately $138.0 million. We can purchase up to an additional $54.8 million under the current program. Also, in the first three months of 2006, the exercise of stock options by our employees generated funds of approximately $3.7 million.

At March 31, 2006, we had $231.7 million of cash and cash equivalents. An additional $8.6 million of cash equivalents and marketable securities are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted marketable securities and cash equivalents. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events, or uncertainties that are reasonably likely to result in any significant change to our liquidity.

From time to time, we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents, marketable securities and take on debt for this purpose.

Off-Balance Sheet Arrangements

Payments for certain operating leases for our office space are secured by collateralized standby letters of credit totaling $7.3 million at March 31, 2006. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013. The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation. Each standby letter of credit is collateralized by securities. At March 31, 2006, $8.6 million of cash and marketable securities are pledged as collateral and are shown on the balance sheet as restricted cash and marketable securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s operating results are affected by changes in exchange rates between the U.S. Dollar and the Euro and the Japanese Yen. When the U.S. Dollar strengthens against these foreign currencies, the value of our reporting currency revenues decreases. When the U.S. Dollar weakens, the value of our reporting currency revenues increases. Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries functional currency, the impact of exchange rates on net income or loss is relatively less than the impact on revenue. Although our operating and pricing strategies take into account changes in exchange rates over time, our results of operations may be affected significantly in the short term by fluctuations in foreign currency exchange rates. A fluctuation of 10% in the average exchange rates of the Euros and Japanese Yen relative to the US dollar the first quarter of both 2006 and 2005 would have resulted in increases or decreases in operating income of approximately $1.3 million from the reported operating income.

During the first quarter of 2006, the Company recorded a net foreign exchange loss of $23,000. The nature and extent of the foreign currency risk faced by the Company depends on many factors that cannot be accurately predicted. These factors include significant changes in foreign currency market conditions, the Company’s inability to match foreign currency denominated revenues with costs denominated in the same currency, and changes in the amount or mix of revenues denominated in various foreign currencies. As a result of material unforeseen changes in these factors, the Company’s foreign currency risk could have a greater impact on the Company’s results of operations in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

ISS’ management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in ISS’ internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, such controls.

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

We introduced our Proventia appliance line in April 2003 and continue to introduce new products in this line. While market response to these products has had a positive impact on our operating results, failure to continue to gain further market acceptance of new products could result in revenues below our expectations and our operating results could be adversely affected.

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

•       disruption in the sales cycle and supply chain management due to product introductions;

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

Mergers or consolidations among these competitors, or acquisitions of small competitors by larger companies, represent risks. For example, Symantec Corporation., Cisco Systems, Inc., McAfee, Inc., 3Com Corporation, and Juniper Networks, Inc. have acquired during the past several years smaller companies, which have network security technologies. These acquisitions will make these entities potentially more formidable competitors to us if such products and offerings are effectively integrated. Large companies may have advantages over us because of their longer operating histories, greater name recognition, larger customer bases or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products than we can. In addition, these companies have reduced and could continue to reduce, the price of their security monitoring, detection, prevention and response products and managed security services, which increases pricing pressures within our market.

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

To remain successful, we must continue to change, adapt and improve our products in response to these and other changes in technology. Our future success hinges on our ability to both continue to enhance our current line of products and professional services and to introduce new products and services that address and respond to innovations in computer hacking, computer technology and customer requirements. We cannot be sure that we will successfully develop and market new products that do this. Any failure by us to timely develop and introduce new products, to enhance our current products or to expand our professional services capabilities in response to these changes could adversely affect our business, operating results and financial condition. In addition, introduction of new and successor products can disrupt sales of legacy products as customers await or evaluate the new products or inventories of legacy products are phased out.

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

We are increasing our investment in engineering and customer support activities and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results. We intend to continue to add personnel and other resources to our engineering and customer support functions as we continue developing advanced technologies. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our expected operating results may be adversely affected.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its common stock during the three months ended March 31, 2006. All such purchases were made in open-market transactions pursuant to a repurchase plan publicly announced on July 27, 2005. Under this repurchase plan, the Company has been authorized by the Board to repurchase up to $100 million of its outstanding common stock over the 12 months ending July 19, 2006. The Company had prior repurchase plans in place that have terminated, and no further purchases can be made under those plans. Through March 31, 2006, the Company had purchased approximately 7.7 million shares at an aggregate cost of approximately $138.0 million under the current and prior repurchase plans.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/06-1/31/06	33,000	$22.20	33,000	$67,679,000
2/1/06-2/28/06	280,000	$22.90	280,000	$61,267,000
3/1/06-3/31/06	275,000	$23.63	275,000	$54,769,000

Item 6. Exhibits

10.1+		Form of Executive Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 4, 2006, and incorporated by reference herein).

11**	—	Computation of Per Share Earnings

31 .1*	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2*	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INTERNET SECURITY SYSTEMS, INC.
(Registrant)

Date: May 5, 2006	By	/s/ Raghavan Rajaji
Senior Vice President Finance and Administration
and Chief Financial Officer (on behalf of registrant
and as principal financial officer)