Form 10-Q
period 2006-06-30
INTERNET SECURITY SYSTEMS INC/GA
filed 2006-08-04
CIK 1053148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer   ☒            Accelerated filer   ☐            Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of Shares Outstanding as of August 1, 2006
Common stock, $0.001 par value	43,815,478

1.1.1.A   Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,122	$238,893
Marketable securities	42,681	—
Accounts receivable, less allowance for doubtful accounts of $4,130 and $3,574 in 2006 and 2005, respectively	78,950	87,769
Inventory	6,321	2,852
Prepaid expenses and other current assets	13,080	9,656
Total current assets	318,154	339,170

Property and equipment:
Computer equipment and software	72,279	60,365
Office furniture and equipment	18,191	17,797
Leasehold improvements	21,083	20,948
	111,553	99,110
Less accumulated depreciation	75,027	67,754
	36,526	31,356

Restricted cash equivalents and marketable securities	9,200	8,600
Goodwill, less accumulated amortization of $27,381	221,439	220,224
Other intangible assets, less accumulated amortization of $31,189 and $27,490 in 2006 and 2005, respectively	8,122	10,913
Other assets	8,209	8,381

Total assets	$601,650	$618,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,580	$11,261
Accrued expenses	26,164	35,019
Deferred revenues	76,803	74,577
Total current liabilities	114,547	120,857
Long-term deferred revenues	8,697	7,067
Other non-current liabilities	195	202
Commitments and contingencies
Minority interest	4,813	4,378

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 120,000,000 shares authorized, 52,872,000 and 52,204,000 issued in 2006 and 2005, respectively	53	52
Additional paid-in capital	535,027	524,105
Deferred compensation	—	(1,830)
Accumulated other comprehensive income	4,084	1,058
Retained earnings	100,359	87,089
Treasury stock, at cost (9,080,000 and 7,129,000 shares in 2006 and 2005, respectively)	(166,125)	(124,334)
Total stockholders’ equity	473,398	486,140

Total liabilities and stockholders’ equity	$601,650	$618,644

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Product licenses and sales	$33,447	$33,613	$66,136	$65,883
Subscriptions	43,358	39,852	86,056	78,690
Professional services	5,907	5,635	11,281	11,319
	82,712	79,100	163,473	155,892
Costs and expenses:
Cost of revenues:
Product licenses and sales	7,996	6,152	14,804	12,537
Amortization of acquired technology	1,501	1,756	3,221	3,542
Subscriptions and professional services	14,472	13,167	28,021	26,325
Total cost of revenues	23,969	21,075	46,046	42,404
Operating expenses:
Research and development	12,406	10,985	25,100	21,276
Sales and marketing	30,033	27,537	58,127	53,646
General and administrative	8,350	7,302	16,659	14,646
Amortization of other intangibles	42	42	82	86
	74,800	66,941	146,014	132,058

Operating income	7,912	12,159	17,459	23,834

Interest income	1,828	1,253	3,795	2,312
Other income (expense), net	123	(476)	(240)	(1,015)
Gain on issuance of subsidiary stock	19	71	63	134
Income before income taxes	9,882	13,007	21,077	25,265
Provision for income taxes	3,662	4,746	7,807	9,159
Net income	$6,220	$8,261	$13,270	$16,106
Basic net income per share of Common Stock	$0.14	$0.18	$0.30	$0.36
Diluted net income per share of Common Stock	$0.14	$0.18	$0.29	$0.34

Weighted average shares and equivalent shares:
Basic net income per share of Common Stock	44,035	45,243	44,285	45,284
Diluted net income per share of Common Stock	44,762	47,178	45,260	47,314

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net income	$13,270	$16,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,017	5,355
Amortization of intangibles	3,303	3,628
Stock-based compensation expense	7,313	1,053
Income tax benefit from exercise of stock options	480	945
Accretion of discount on marketable securities	31	(562)
Minority interest	572	61
Gain on issuance of subsidiary stock	(63)	(134)
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	10,460	7,192
Inventory	(3,429)	(848)
Prepaid expenses and other assets	(2,854)	2,808
Accounts payable and accrued expenses	(9,852)	3,206
Deferred revenues	2,334	(3,977)

Net cash provided by operating activities	28,582	34,833

Investing activities
Acquisitions, net of cash received	—	(764)
Purchases of marketable securities	(48,581)	(56,923)
Net proceeds from maturity of marketable securities	7,749	60,136
Net proceeds from sales of marketable securities	—	29,750
Additions to cash equivalents in restricted cash and marketable securities	(2,480)	—
Purchases of property, equipment, and software	(12,052)	(3,229)
Issuance of (dividend from) subsidiary stock	(74)	357

Net cash provided by (used in) investing activities	(55,438)	29,327

Financing activities
Proceeds from exercise of stock options	4,450	4,800
Proceeds from issuance of common stock	—	732
Purchases of treasury stock	(41,791)	(18,349)
Excess tax benefits from stock option exercises	510	—

Net cash (used in) financing activities	(36,831)	(12,817)

Foreign currency impact on cash	1,916	(3,427)

Net increase (decrease) in cash and cash equivalents	(61,771)	47,916
Cash and cash equivalents at beginning of period	238,893	140,148

Cash and cash equivalents at end of period	$177,122	$188,064

Supplemental cash flow disclosure
Income taxes paid	$15,651	$3,509

See accompanying notes

INTERNET SECURITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.   Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Internet Security Systems, Inc. (“ISS” or the “Company”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited and, in the opinion of management, contain all adjustments, consisting of normal recurring items, necessary for the fair presentation of the financial position and results of operations of the Company for the interim periods. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates, and such differences may be material to the consolidated financial statements.

Goodwill and Intangibles

     Goodwill and intangible assets are comprised of the following, as of the dates indicated (in thousands):

	June 30,		December 31,
	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill	$248,820	$(27,381)	$247,605	$(27,381)
Amortized intangible assets:
Core technology	$3,853	$(3,756)	$3,853	$(3,483)
Developed technology	33,416	(25,482)	32,537	(22,158)
Customer relationships	2,042	(1,951)	2,013	(1,849)
Total	$39,311	$(31,189)	$38,403	$(27,490)

The change in the carrying amounts of goodwill and developed technology from December 31, 2005 to June 30, 2006 was the result of currency translation adjustments for goodwill related to the acquisition of Cobion, a German content filtering and anti-spam provider.

We amortize intangible assets over their estimated useful lives of eight years for core technology, five years for developed technology and three years for customer relationships. Amortization related to core technology and developed technology is classified as a component of cost of revenues. Amortization expense of intangible assets is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Core technology	$152	$120	$273	$240
Developed technology	1,349	1,636	2,948	3,302
Customer relationships	42	42	82	86
Total	$1,543	$1,798	$3,303	$3,628

The estimated future amortization expense of intangible assets as of June 30, 2006 is as follows (in thousands):

Amount
Year ending December 31,
2006 (six months)	$1,750
2007	3,125
2008	3,125
2009	122
Total	$8,122

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

Stock-based compensation expense for the three months ended June 30, 2006 was $3,978,000 which consisted of expense related to employee stock options of $3,496,000 and expense related to restricted stock of $482,000. Stock-based compensation expense for the three months ended June 30, 2005 was $480,000, all related to restricted stock awards. Tax benefits recognized in the income statement related to stock-based compensation arrangements was $1,472,000 and $175,000 for the three months ended June 30, 2006 and 2005, respectively.

Stock-based compensation expense for the six months ended June 30, 2006 was $7,313,000 which consisted of expense related to employee stock options of $6,426,000 and expense related to restricted stock of $887,000. Stock-based compensation expense for the six months ended June 30, 2005 was $1,053,000, all related to restricted stock awards. Tax benefits recognized in the income statement related to stock-based compensation arrangements was $2,706,000 and $382,000 for the six months ended June 30, 2006 and 2005, respectively.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $510,000 for the six months ending June 30, 2006. Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) supersedes EITF No. 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 (“FSP 123(R)-3”, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This Staff Position provides a simplified method to calculate the beginning pool of excess tax benefits and provides a method of determining the subsequent impact on the pool and statement of cash flows of awards that are outstanding and fully or partially vested upon the adoption of SFAS No. 123(R). FSP 123(R)-3 generally allows companies a year from the initial adoption of SFAS No. 123(R) to elect the methodology to compute the initial pool of excess tax benefits. We are currently evaluating the transition methods permitted under FSP 123(R)-3.

The application of SFAS No. 123(R) has the following effect on the three and six month periods ending June 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts).

Three months ended June 30, 2006	Using Previous Accounting	SFAS 123(R) Impact	As Reported
Total revenues	$82,712	$—	$82,712
Cost of revenues:
Product and licenses sales	7,972	24	7,996
Amortization of acquired technology	1,501	—	1,501
Subscriptions and professional services	14,031	441	14,472
Total costs of revenues	23,504	465	23,969
Research and development	11,511	895	12,406
Sales and marketing	28,876	1,157	30,033
General and administrative	7,371	979	8,350
Amortization of other intangibles	42	—	42
	71,304	3,496	74,800
Operating income	11,408	(3,496)	7,912
Other, net	1,970	—	1,970
Income before income taxes	13,378	(3,496)	9,882
Provision for income taxes	4,958	1,296	3,662
Net income	$8,420	$(2,200)	$6,220
Basic net income per share of Common Stock	$0.19	$(0.05)	$0.14
Dilutive net income per share of Common Stock	$0.19	$(0.05)	$0.14

Six months ended June 30, 2006	Using Previous Accounting	SFAS 123(R) Impact	As Reported
Total revenues	$163,473	$—	$163,473
Cost of revenues:
Product and licenses sales	14,766	38	14,804
Amortization of acquired technology	3,221	—	3,221
Subscriptions and professional services	27,224	797	28,021
Total costs of revenues	45,211	835	46,046
Research and development	23,402	1,698	25,100
Sales and marketing	55,984	2,143	58,127
General and administrative	14,909	1,750	16,659
Amortization of other intangibles	82	—	82
	139,588	6,426	146,014
Operating income	23,885	(6,426)	17,459
Other, net	3,618	—	3,618
Income before income taxes	27,503	(6,426)	21,077
Provision for income taxes	10,187	2,380	7,807
Net income	$17,316	$(4,046)	$13,270
Basic net income per share of Common Stock	$0.39	$(0.09)	$0.30
Dilutive net income per share of Common Stock	$0.38	$(0.09)	$0.29
Cash flow from operating activities	$29,092	$(510)	$28,582
Cash flow from financing activities	$(37,341)	$510	$(36,831)

Gain on issuance of subsidiary shares

The gain on issuance of subsidiary shares results from Internet Security Systems KK, our Asia/Pacific subsidiary (“ISS KK”), issuing shares related to the exercise of ISS KK stock options. In 2006, ISS KK has issued 243 shares at an average exercise price of approximately $450 per share. Our ownership percentage of the subsidiary remained at 87% at June 30, 2006. Deferred income taxes have been provided in the period in which the gain is recognized.

Note 2. Income Taxes

     The Company recorded tax provisions of $3.7 million and $4.7 million for the three-month periods ended June 30, 2006 and 2005, and tax provisions of $7.8 million and $9.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The effective tax rate was approximately 37% for the three and six months ended June 30, 2006 and approximately 36.5% for the three and six months ended June 30, 2005. The effective rates differ from the statutory rates due to the impact of acquisition-related intangibles and certain operating expenses that are not deductible for income tax purposes as well as federal and state tax credits.

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

Note 4. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income, as reported	$6,220	$8,261	$13,270	$16,106
Change in cumulative translation adjustment	1,839	(3,834)	3,026	(7,993)
Comprehensive income	$8,059	$4,427	$16,296	$8,113

Note 5. Income per Share

The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$6,220	$8,261	$13,270	$16,106

Denominator:
Denominator for basic net income per share—weighted average shares	44,035	45,243	44,285	45,284
Effect of dilutive stock options	727	1,935	975	2,030
Denominator for diluted net income per share — weighted average shares and equivalents	44,762	47,178	45,260	47,314
Basic net income per share	$0.14	$0.18	$0.30	$0.36
Diluted net income per share	$0.14	$0.18	$0.29	$0.34

Options aggregating 6,264,000 and 3,579,000 in the three months ended June 30, 2006 and 2005, respectively, and 5,241,000 and 3,553,000 in the six months ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the common shares, and their impact would have been anti-dilutive.

Note 6.   Stock option plans

The Internet Security Systems, Inc. 2005 Stock Incentive Plan (“the Plan”) consists of equity programs that provide for the granting of qualified or non-qualified stock options, the issuance of restricted stock, the granting of restricted stock units, and the automatic option and restricted stock grant program. Under the terms of the plan the exercise price of options granted shall not be less than the fair market value on the date of grant, the options have a maximum term of seven years and generally vest over a four-year period. Stock issued under the Plan generally vests over a period of service or attainment of specified performance objectives. The automatic option and restricted stock grant program is available to the non-employee members of the Company’s board of directors. At June 30, 2006 there were 5,929,000 shares reserved for future issuance under the Plan. An additional 80,000 shares have been reserved for non-statutory options issued in 1997 to non-employee directors.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,
	2006	2005
Expected life (years)	4.6	4.6
Risk free interest rate	5.0%	3.83%
Expected volatility	33%	41%
Expected dividend yield	—	—
Weighted-average fair value per share of options granted	$8.14	$6.40

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

A summary of ISS’ stock option activity is as follows (number of options in thousands):

	Six months ended June 30, 2006
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at January 1, 2006	9,327	$21.93
Granted	717	21.46
Exercised	(296)	15.02
Canceled:
Forfeited	(192)	17.46
Expired	(116)	32.35
Outstanding at June 30, 2006	9,440	$22.07
Exercisable at June 30, 2006	5,948	$23.60

The aggregate intrinsic value of options outstanding and exercisable was $22.5 million and $17.2 million as of June 30, 2006 and

$41.0 million and $24.5 million as of June 30, 2005, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $2.4 million and $3.3 million, respectively. Unrecognized non-cash stock compensation expense related to unvested options outstanding as of June 30, 2006 was approximately $22.6 million and will be recorded over the remaining vesting period of four years.

The following table summarizes information about stock options outstanding at June 30, 2006 (option amounts in thousands):

	Options Outstanding			Options Fully Vested and Exercisable
	Number of	Weighted		Number
	Options	Average	Weighted	Exercisable	Weighted
	Outstanding at	Remaining	Average	At	Average
	June 30,	Contractual	Exercise	June 30,	Exercise
Range of Exercise Prices	2006	Life	Price	2006	Price

$.08-9.11	211	2.79	$5.46	211	$5.46
$10.00-19.98	4,313	5.84	14.60	2,968	14.32
$20.03-29.44	3,210	5.84	21.98	1,063	21.69
$30.63-39.75	1,059	5.41	33.04	1,059	33.04
$49.81-85.63	647	4.21	59.81	647	59.82
	9,440	5.61	$22.07	5,948	$23.60

Directors, officers and certain key employees of ISS were issued 411,000 and 56,000 restricted shares in the six months ended June 30, 2006 and the year-ended December 31, 2005, respectively. In 2005, 33,000 restricted shares were returned prior to vesting. The shares issued to directors vest quarterly over two years. There are two vesting schedules for shares issued to officers and certain key employees: (i) generally 50% vests two years from the grant date, and the remaining 50% vests three years from the grant date; and (ii) certain other awards cliff vest at seven years with accelerated vesting at the end of three years if certain performance targets are achieved.

Restricted stock summary	Restricted Stock	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock at January 1, 2006	283,350	$18.60
Granted	410,700	21.67
Vested	(125,625)	17.93
Forfeited	(12,625)	18.11
Nonvested restricted stock at June 30, 2006	555,800	$20.99

The total fair value of restricted stock which vested during the six months ended June 30, 2006 and 2005 was $2.6 million and $0, respectively. Unrecognized non-cash stock compensation expense related to unvested restricted stock outstanding as of June 30, 2006 was approximately $8.2 million and will be recorded over the remaining vesting period of approximately 2 years.

Stock-based compensation for 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three and six months ended June 30, 2005 as if stock-based compensation had been computed under SFAS No. 123 (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$8,261	$16,106
Add: Stock-based compensation included in reported net income, net of income taxes	305	672
Less: Stock-based compensation expense computed under the fair value method, net of income taxes	(3,457)	(7,595)
Pro forma net income	$5,109	$9,183
Basic net income per share of Common Stock
As reported	$0.18	$0.36
Pro forma	$0.11	$0.20
Diluted net income per share of Common Stock
As reported	$0.18	$0.34
Pro forma	$0.11	$0.20

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

The following table presents ISS’s revenues, operating expenses and operating income (loss) by reportable geographic segment (in thousands):

	Americas	EMEA	Asia/Pacific	Unallocated	Total
As of or for the three months ended June 30, 2006
Revenues from external customers:
Product licenses and sales	$18,369	$8,506	$6,572	$—	$33,447
Subscriptions	26,673	10,222	6,463	—	43,358
Professional services	4,452	463	992	—	5,907
Total revenue	49,494	19,191	14,027	—	82,712
Cost of revenues:
Product licenses and sales	4,234	1,940	1,264	558	7,996
Amortization of acquired technology	—	—	—	1,501	1,501
Subscriptions and professional services	9,764	1,216	3,014	478	14,472
Total cost of revenues	13,998	3,156	4,278	2,537	23,969
Operating expenses	18,335	8,759	2,939	20,798	50,831
Total expenses	32,333	11,915	7,217	23,335	74,800
Segment operating income (loss)	$17,161	$7,276	$6,810	$(23,335)	$7,912
Accounts receivable, net	$46,585	$17,727	$14,638	$—	$78,950
Property and equipment, net	$27,547	$4,216	$4,493	$—	$36,256

As of or for the three months ended June 30, 2005

Revenues from external customers:
Product licenses and sales	$20,492	$7,789	$5,332	$—	$33,613
Subscriptions	25,261	9,305	5,286	—	39,852
Professional services	3,856	606	1,173	—	5,635
Total revenue	49,609	17,700	11,791	—	79,100

Cost of revenues:
Product licenses and sales	3,676	1,103	998	375
Amortization of acquired technology	—	—	—	1,756
Subscriptions and professional services	9,453	1,154	2,527	33	13,167
Total cost of revenues	13,129	2,257	3,525	2,164	21,075
Operating expenses	16,805	8,269	2,463	18,329	45,866
Total expenses	29,934	10,526	5,988	20,493	66,941
Segment operating income (loss)	$19,675	$7,174	$5,803	$(20,493)	$12,159
Accounts receivable, net	$39,428	$18,615	$10,118	$—	$68,161
Property and equipment, net	$25,080	$1,696	$4,920	$—	$31,696

	Americas	EMEA	Asia/Pacific	Unallocated	Total
As of or for the six months ended June 30, 2006
Revenues from external customers:
Product licenses and sales	$38,641	$15,242	$12,253	$—	$66,136
Subscriptions	53,901	19,667	12,488	—	86,056
Professional services	8,138	879	2,264	—	11,281
Total revenue	100,680	35,788	27,005	—	163,473
Cost of revenues:
Product licenses and sales	8,042	3,382	2,381	999	14,804
Amortization of acquired technology	—	—	—	3,221	3,221
Subscriptions and professional services	19,177	2,283	5,707	854	28,021
Total cost of revenues	27,219	5,665	8,088	5,074	46,046
Operating expenses	36,505	16,148	5,474	41,841	99,968
Total expenses	63,724	21,813	13,562	46,915	146,014
Segment operating income (loss)	$36,956	$13,975	$13,443	$(46,915)	$17,459
Accounts receivable, net	$46,585	$17,727	$14,638	$—	$78,950
Property and equipment, net	$27,547	$4,216	$4,493	$—	$36,256

As of or for the six months ended June 30, 2005
Revenues from external customers:
Product licenses and sales	$39,550	$14,596	$11,737	$—	$65,883
Subscriptions	50,019	18,453	10,218	—	78,690
Professional services	7,419	1,073	2,827	—	11,319
Total revenue	96,988	34,122	24,782	—	155,892

Cost of revenues:
Product licenses and sales	7,347	2,317	2,123	750	12,537
Amortization of acquired technology	—	—	—	3,542	3,542
Subscriptions and professional services	18,453	2,448	5,358	66	26,325
Total cost of revenues	25,800	4,765	7,481	4,358	42,404
Operating expenses	32,752	15,987	4,906	36,009	89,654
Total expenses	58,552	20,752	12,387	40,367	132,058
Segment operating income (loss)	$38,436	$13,370	$12,395	$(40,367)	$23,834
Accounts receivable, net	$39,428	$18,615	$10,118	$—	$68,161
Property and equipment, net	$25,080	$1,696	$4,920	$—	$31,696

Revenues for each service included in Subscriptions are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2006	2005	2006	2005
Product content and support	$29,952	$25,611	$58,350	$50,684
Managed security services	11,718	11,488	23,533	22,276
Other	2,048	2,753	4,173	5,730
Total Subscription Revenues	$43,358	$39,852	$86,056	$78,690

Note 8.   Commitments and Contingencies

Our sales agreements with customers generally contain infringement indemnity provisions. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We have only incurred costs to defend ISS to date. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006. In addition, we warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. We also warrant that for one year after shipment, all hardware will be free from defects in materials and workmanship under normal authorized use, consistent with the instructions contained in the product documentation. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. While these generally continue to be the performance warranties, there are variations arising from custom contracts. We have not incurred significant recurring expense under our product or service warranties and hardware warranties are covered by the manufacturer warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

Payments for certain operating leases for our office space are secured by collateralized standby letters of credit totaling $7.9 million at June 30, 2006. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013. The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation. Each standby letter of credit is collateralized by securities. At June 30, 2006, $9.2 million of cash and marketable securities are pledged as collateral and are shown on the balance sheet as restricted cash and marketable securities.

On August 17, 2004, the Company’s Georgia operating subsidiary filed in the United States District Court for the Northern District of Georgia a declaratory judgment action (the “Georgia Action”) against SRI International, Inc. (“SRI”). The action seeks the court’s declaration that our products and services do not infringe any valid claim of five patents held by SRI and seeks declaration that certain claims of those patents are invalid. On August 26, 2004, SRI filed in the United States District Court for Delaware a complaint against the Company and Symantec Corporation (the “Delaware Action”). The complaint in the Delaware Action alleges that our SiteProtector and Proventia products infringe upon claims of two of the five patents at issue in the Georgia Action. The Delaware Action seeks unspecified damages and injunctive relief. On April 25, 2005, SRI filed an amended complaint adding the Company’s Georgia operating subsidiary as a separate defendant to the Delaware Action. The Company and its subsidiary answered SRI’s amended complaint on May 23, 2005, denying that they infringe the two patents asserted by SRI and asserting counterclaims seeking a declaration from the Delaware court that the five SRI patents are not infringed, and are invalid and unenforceable. On June 9, 2005, the Georgia court transferred the Georgia Action to the United States District Court for the District of Delaware. The transferred action was consolidated with the Delaware Action. On June 13, 2005, SRI answered the counterclaims asserted by the Company and its subsidiary, denying that the five patents are not infringed, invalid, and unenforceable. On August 5, 2005, SRI granted to the Company a covenant never to sue the Company, its distributors, customers, licensees or end users, for damages or any other form of legal or equitable relief based on or arising out of the alleged infringement of one of the five patents-in-suit as a result of the manufacture, use, sale, offer for sale, importation, maintenance, support or servicing of any Company product or service existing on or before the effective date. The parties are currently engaged in discovery on the remaining claims, and trial has been scheduled to begin on or about October 30, 2006. We intend to defend the Delaware Action vigorously and believe we have meritorious defenses and counterclaims

Note 9.   Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 will be effective for ISS as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

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

Overview

We focus on providing enterprise-wide pre-emptive protection of networks and computers.  We provide such protection with our comprehensive line of products and services.  These include a product family consisting of network and host intrusion prevention, network anomaly detection, integrated security appliances, desktop protection and vulnerability assessment and protection; ISS’ SiteProtector centralized management system; and ISS’ Managed Security Services and Professional Security Services.  The integrated security appliance includes, in addition to intrusion prevention, firewalls, virtual private network features, anti-virus protection, content filtering, e-mail security, and anti-spam technology.

This combination of products and services forms our Proventia Enterprise Security Platform (ESP), which contributes to business process optimization by maintaining a delicate balance between IT-performance, availability and risk—ultimately stopping cyber threats before they affect operations. Unlike traditional approaches to security, which focus on improving reaction times, Proventia ESP is designed to avoid security incidents by combining continuous vulnerability assessment and threat prevention with enterprise-wide information management and reporting capabilities. Our objective is to enable companies to shield security vulnerabilities across their entire IT infrastructure—before attacks are released.

We currently plan to continue to develop the Proventia Enterprise Security Platform by further automating enterprise security policy and delivering it within the context of existing IT processes.

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

Critical Accounting Policies

The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  As such, management is required to make certain estimates, judgments and assumptions it believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Historically, our software and intrusion prevention appliance sales have been accounted for primarily as revenue at the time of sale, with product support and content updates generally representing between 20% and 30% of the related license or product amount.  Prior to the second quarter of 2005, the majority of the initial price paid by the customer for certain Proventia integrated security appliance models was for selected content updates (sometimes referred to as “blades”), which customers acquired for a specified term.  That initial price was recognized over such term as subscription revenue.  During the second quarter of 2005, we changed the pricing model for our Proventia integrated security appliances to our historical model under which customers acquire the appliance bundled with most content blades, with the price recorded as product revenue at the time of sale, and pay annual customer support fees at an average rate of 22% of the related product price.  This change did not have a material impact on our results for the quarter as the integrated security appliance represented only 3% of product licenses and sales revenue, which approximated the percentage of quarterly product licenses and sales that it had historically represented since introduced in late 2003, under the prior pricing model.

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

Allowance for doubtful accounts

Our sales are global, with customers located in the Americas, Europe, the Middle East, and Africa (“EMEA”), and Asia/Pacific regions. We perform periodic credit evaluations of our customer’s financial condition and do not require collateral. We provide for estimated credit losses as such losses become probable. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings or bankruptcy. The allowance for doubtful accounts is established based on the best facts available to us and is reevaluated and adjusted as additional information is received.  At June 30, 2006, the allowance for doubtful accounts totaled $4.1 million, or 4.9% of the $83.1 million of total trade receivables. This 4.9% allowance of receivables reflects our practice to leave accounts on our general ledger and provide reserves pending final resolution of collectibility rather than to write-off such accounts.

Our bad debt expense for the quarter ended June 30, 2006 amounted to $488,000 compared to $241,000 in the corresponding period of 2005 and $818,000 and $386,000 during the first six months of 2006 and 2005, respectively.

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

We currently have goodwill and other acquisition related intangibles, net of accumulated amortization, of approximately $230 million, with $195 million of goodwill related to our June 2001 acquisition of Network ICE Corporation (“Network ICE”) and approximately $20 million of goodwill related to the January 2004 acquisition of Cobion, AG (“Cobion”).  The determination of whether or not goodwill is impaired involves significant judgments based upon short and long-term projections of future performance.  We have concluded that this amount is realizable based on forecasted discounted cash flows through 2009 and on our stock market valuation.  Neither method indicated that our goodwill had been impaired and, as a result, we did not record any impairment losses related to goodwill during the quarter ended June 30, 2006.  Other intangibles of approximately $8 million are principally acquired technology from the Network ICE and Cobion acquisitions that are components in our current product offerings.

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

We use the Black-Scholes option pricing model to determine the fair value of our stock options.  The determination of the fair value of stock-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  Changes in the input assumptions can materially affect the fair value estimate of our stock options. Those assumptions include estimating:

•                    the expected volatility of the market price of our common stock over the expected term;

•                    the expected term of the award;

•                    the risk free interest rate expected during the option term; and

•                    the expected dividends to be paid.

We have reviewed each of these assumptions carefully and determined our best estimate for these variables.  Of these assumptions, the expected volatility of our common stock is the most difficult to estimate since it is based on expected performance of our common stock.  We use the implied volatility of publicly traded options for our common stock to estimate expected volatility.  An increase in the expected volatility, expected term, and risk free interest rate, all will cause an increase in compensation expense.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.

 Recently Issued Accounting Standards

 In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The provisions of FIN 48 will be effective for ISS as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

Results of Operations

 The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Consolidated Statements of Operations Data:
Product licenses and sales	41%	43%	40%	42%
Subscriptions	52%	50%	53%	51%
Professional services	7%	7%	7%	7%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Product licenses and sales	10%	8%	9%	7%
Amortization of acquired technology	2%	2%	2%	2%
Subscriptions and professional services	17%	17%	17%	17%

Total cost of revenues	29%	27%	28%	27%
Research and development	15%	14%	15%	14%
Sales and marketing	36%	35%	36%	35%
General and administrative	10%	9%	10%	9%
Amortization of intangibles and stock-based compensation	—%	—%	—%	—%

Total costs and expenses	90%	85%	89%	85%

Operating income	10%	15%	11%	15%

Revenues

Product licenses and sales

Since the second quarter of 2003, we have offered the Proventia family of network protection appliances that collectively provides unified, multi-function protection capabilities designed to identify and prevent many forms of attack with minimal user intervention. These products are designed to operate in demanding network environments while being easy to deploy, easy to use and centrally managed, all in an effort to make our solution more cost-effective. The market response has been dramatic as sales of Proventia appliances grew from 23% of product license and sales revenues in its year of introduction to 78% in the second quarter of 2006.

Product licenses and sales in the three and six months ended June 30, 2006 of $33.4 million and $66.1 million, respectively, were consistent with product licenses and sales in the three and six months ended June 30, 2005 of $33.6 million and $65.9 million, respectively. Increases in intrusion prevention appliances were offset by a decrease in legacy software revenue and intrusion detection appliances. Proventia appliances grew to 78% of product license and sales in the second quarter of 2006 from 67% of product license and sales in the second quarter of 2005. For the six months ended June 30, 2006 Proventia appliances increased to 74% of total product license and sales revenues compared to 65% in the six months ended June 30, 2005. Product licenses and sales decreased slightly to 41% of total revenues in the second quarter of 2006 compared to 43% in the corresponding period of 2005 due to the growth of subscription revenues while product license and sales revenues remained level.

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

Subscriptions

Subscription revenues consist of product support and content updates, security-monitoring fees for managed services offerings, and term licenses of products.  Subscriptions grew 9% in the second quarter of 2006 compared to the second quarter of 2005, increasing to $43.4 million from $39.9 million. Subscriptions revenue represented 52% of total revenues in the second quarter of 2006 compared to 50% in the second quarter of 2005.  On a year-to-date basis subscription revenues increased 9% to $86.1 million in 2006 from $78.7 million in 2005.

For both the second quarter and first half of 2006, the largest component of subscription revenues, product content and support, increased to 36% of total revenues from 32% in the corresponding periods of 2005. Product content and support includes hardware support of our Proventia appliances, software updates, technical support and security content that includes advisory updates from X-Force, our internal team of security experts. Product content and support are provided to our customers through contracts executed with customers for a specified term and billed at the time of contract.  Such billings are recorded as deferred revenues on our balance sheet and amortized as subscriptions revenue over the term of the contract.  The increase of our product content and support revenues in the future is dependent on continued success with product sales and maintenance renewals.

Managed services revenues increased 2% from the second quarter of 2005 and 6% on an annual basis.  Managed services revenues were 14% of total revenues in the three and six months ended June 30, 2006, compared with 15% in the three months ended June 30, 2005 and 14% for the six months ended June 30, 2005. We are marketing managed services both directly to end users and through partners, including through a number of new arrangements with integrators and service providers that include managed services as a part of their service offerings to their customers.

Professional services

Professional services revenues increased to $5.9 million in the three months ended June 30, 2006 from $5.6 million in the three months ended June 30, 2005.  Professional services revenues were $11.3 million in both the six months ended June 30, 2006 and 2005. We continue to focus on high-value offerings that utilize our X-Force expertise, and look to our system integration and channel partners to serve as the primary resource to fulfill the services and education needs of our customers.

Geographic regions

Geographically, we derived the majority of our revenues from sales to customers within the Americas region. Revenues by region represented the following percentages of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Americas	60%	63%	62%	62%
EMEA	23%	22%	22%	22%
Asia/Pacific Rim	17%	15%	16%	16%

While there have been changes in the proportion of revenues generated by each region, all of the regions experienced growth in revenues in the local currency in 2006. Weakening exchange rates in EMEA and Asia/Pacific compared to the US dollar negatively impacted revenue growth in those theatres in U.S. dollars compared to the prior periods. The financial data for each segment can be found in Note 7 to the Consolidated Financial Statements.

Costs and Expenses

Personnel

Personnel and related costs represent our largest expense category.  We ended the second quarter of 2006 with 1,285 employees, up approximately 6% from the second quarter of 2005. The majority of headcount growth occurred in engineering, quota-carrying sales personnel, sales support, and managed security services operations. Our headcount has fluctuated between approximately 1,150 and 1,285 over the last 3 years as we acquired and integrated acquisitions and continually refined our business targets in light of economic conditions during these years.

On January 1, 2006 we adopted SFAS No. 123(R), and as required we have recorded stock-based compensation expense starting in the first quarter of 2006. Previously we had accounted for stock options under APB No. 25, and as permitted, we had not recorded stock-based compensation expense for our options. We adopted SFAS No. 123(R) using the modified prospective method, and accordingly, prior period results have not been restated, and do not include, the impact of SFAS No. 123(R). Total stock-based compensation expense related to the expensing of stock options was approximately $3.5 million and $6.4 million in the three and six months ended June 30, 2006, respectively, or  4.2% and 3.9% of total revenues, respectively. This expense has affected the comparability of current results to the prior three- and six-month periods for the majority of our expense categories as it has been recorded in the expense line in which the recipients of the options are placed.  Unrecognized non-cash stock compensation expense related to unvested options outstanding as of June 30, 2006 was approximately $22.6 million and will be recorded over the remaining vesting period of four years.

We began to use restricted stock, in addition to stock options, as an equity component of compensation beginning in the first quarter of 2004.  We incurred $0.5 million and $0.9 million of compensation expense in the three and six months ended June 30, 2006, respectively, and $0.5 million and $1.1 million of compensation expense in the three and six months ended June 30, 2005, respectively. We recorded these restricted stock charges in the expense categories in which the recipients are placed.  Unrecognized non-cash stock compensation expense related to unvested restricted stock outstanding as of June 30, 2006 was approximately $8.2 million and will be recorded over the remaining vesting period of approximately four years.

Cost of product licenses and sales

The substantial portion of our cost of product licenses and sales represents the hardware cost of our Proventia appliances. Costs associated with licensing our software products are minor.  As a percentage of product licenses and sales revenues, these costs increased to 24% in the quarter ended June 30, 2006 from 18% in the quarter ended June 30, 2005.  On a year-to-date basis, cost of product licenses and sales increased to 22% of product licenses and sales revenue in 2006 from 19% in 2005. We also purchased development source code in the first quarter of 2006 and in 2004, which is being amortized as cost of products sold over its estimated useful life of four years. These increases in the costs as a percentage of the related revenues resulted from an increase in Proventia appliance revenues, which grew approximately 16% on a quarterly and 14% on a year-to-date basis in 2006 compared to 2005.

We incurred amortization expense related to core and developed technology that was recorded as a result of acquisitions accounted for under the purchase method of accounting of approximately $1.5 million in the three months ended June 30, 2006; $1.8 million in the three months ended June 30, 2005; $3.2 million in the six months ended June 30, 2006; and $3.5 million in the six months ended June 30, 2005.

Cost of subscriptions and professional services

Cost of subscriptions and professional services includes the cost of our technical support personnel who provide assistance to customers under product support agreements, the security operations center (“SOC”) costs of providing managed security monitoring services, and the costs related to our professional services and training. These costs were $14.5 million in the three months ended June 30, 2006 and $13.2 million in the three months ended June 30, 2005. In the six months ended June 30, 2006 these costs were $28.0 million compared to $26.3 million in the corresponding period of 2005.  Stock-based compensation expense with the adoption of SFAS No. 123(R) accounted for approximately $0.4 million of the increase in the quarter comparison and approximately $0.8 million in the year-to-date comparison. The remaining increase is primarily related to additional personnel to handle additional customers. As a percentage of subscription and professional services revenues, these costs were approximately 29% for all periods presented.

Costs associated with our technical support personnel and our security operations centers increased each year in 2005, 2004 and 2003 as we added personnel to handle additional customers. We gained efficiencies in our SOCs and restructured our support groups to be more productive so personnel increased at a lower rate than revenue growth, contributing to those costs remaining the same as a percentage of total revenues even with the addition of stock-based compensation expense in 2006.  Additionally, our appliances typically require less technical support effort than our software products.  While we continue to seek increased productivity, we do expect increase in costs with a continued increase in revenues in the future.

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

Research and development expenses increased $1.4 million to $12.4 million in the three months ended June 30, 2006 from $11.0 million in the three months ended June 30, 2005. On a year-to-date basis, these costs increased $3.8 million to $25.1 million in the first half of 2006 from $21.3 million in the first half of 2005. Approximately $0.9 million and $1.7 million of the quarter and year to date increase, respectively, was related to stock options expense with the adoption of SFAS No. 123(R). The remaining increase was a result of additional engineering headcount as we continue to invest in our product offerings. Research and development expenses were 15% of total revenues for the three and six months ended June 30, 2006 compared to 14% for the three and six months ended June 30, 2005. The additional stock option expense with the adoption of SFAS No. 123(R) contributed to the increase in this percentage.

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

Sales and marketing expenses increased approximately $2.5 million to $30.0 million in the three months ended June 30, 2006 from $27.5 million in the three months ended June 30, 2005. The implementation of SFAS 123(R) on January 1, 2006 added approximately $1.2 million (approximately 1.5% of total revenues) of stock option expense in the three months ended March 31, 2006.  In the six months ended June 30, 2006 sales and marketing increased approximately $4.5 million to $58.1 million from $53.6 million in the six months ended June 30, 2005. Approximately $2.1 million of the increase was a result of stock option expense with the adoption of SFAS No. 123(R). We added quota-carrying headcount and sales support, but gained leverage from our sales force as we continue to increase the percentage of sales fulfilled through our partner sales channel.

We expect to continue to achieve leverage in our sales efforts by focusing our direct sales force on large customers that are served either directly by us or through large systems integrators. We believe our partner sales channel, which includes systems integrators, value-added resellers and distributors, will continue to be of increasing importance to us, measured quantitatively by an increasing level of product revenue originating through it.  This channel represented approximately 81% of our sales in the second quarter of 2006 as compared to 75% in 2005. We intend to use its capabilities in the future to reach larger customers through joint selling efforts and to reach departmental and small companies.

General and administrative

General and administrative expenses consist of personnel-related costs for executive, administrative, finance and human resources, internal information systems and other support services costs, and legal, accounting and other professional service fees.  General and administrative expenses were $8.4 million in the second quarter of 2006 and $16.7 million in the first half of 2006 compared with $7.3 million in the second quarter of 2005 and $14.6 million in the first half of 2005. The largest increase was approximately $1.0 million and $1.8 million for the three and six months ended June 30, 2006, respectively, for the expensing of stock options due to the adoption of SFAS 123(R) on January 1, 2006.

Interest income

Interest income increased to $1.8 million in the quarter ended June 30, 2006 from $1.3 million in the comparable quarter of 2005 and to $3.8 million in the six months ended June 30, 2006 from $2.3 million in the six months ended June 30, 2005.  These increases were due to a higher yield on investment-quality commercial paper and similar investments of approximately 3.9% for the 2006 periods compared to 2.9% in the second quarter of 2005 and 2.6% in the first half of 2005.

Other income (expense), net

Other income (expense) consists primarily of minority interest expense and foreign exchange gains or losses.  Minority interest expense was $240,000 and $572,000 for the three and six months ended June 30, 2006 compared to $51,000 and $61,000 for the corresponding periods of 2005. Foreign exchange gains were $364,000 and $341,000 in the three and six months ended June 30, 2006, compared to losses of $445,000 and $980,000 for the corresponding periods in 2005.

Gain on issuance of subsidiary shares

The gain on issuance of subsidiary shares results from Internet Security Systems KK, our Asia/Pacific subsidiary (“ISS KK”), issuing shares related to the exercise of ISS KK stock options. In 2006, ISS KK has issued 243 shares at an average exercise price of approximately $450 per share.  Our ownership percentage of the subsidiary remained at 87% at June 30, 2006.  Deferred income taxes have been provided in the period in which the gain is recognized.

Provision for income taxes

Our effective tax rate was approximately 37% for the three and six months ended June 30, 2006 and approximately 36.5% for the three and six months ended June 30, 2005. The effective rates differ from the Federal statutory rate due primarily to certain operating expenses that are not deductible for income tax purposes, state income taxes, foreign operations taxed at different rates and Federal tax credits.

Liquidity and Capital Resources

Our financial position remained strong through the first six months of 2006. Our cash and cash equivalents and marketable security investments were $219.8 million at June 30, 2006. Our investments in marketable securities consisted solely of highly rated debt obligations with maturities of twelve months or less.

We continue to meet our working capital needs and capital equipment needs with cash provided by operations. Cash provided by operations in the first six months of 2006 totaled $28.6 million. The major components of cash flows provided by operating activities were net income of $13.2 million, non-cash depreciation and amortization expense charges of $10.3 million, non-cash stock-based compensation expense of $7.3 million, a decrease in accounts receivable of $10.5 million, an increase in deferred revenue of $2.3 million, offset by an increase in inventory of $3.4 million, an increase in prepaid expenses and other assets of $2.9 million, and a decrease in accounts payable and accrued expenses of $9.9 million (primarily for the payment of income taxes).

An important element of our liquidity is the collection of our accounts receivable. We measure our accounts receivable management by our day’s sales outstanding (“DSO”). This is a measurement of accounts receivable divided by billings in the quarter, represented by the sum of revenues plus the change in the deferred revenues liability account balance. This measurement was 85 days at June 30, 2006, within our target range of 75 to 85 days.

Our net cash used in investing activities was $55.4 million in the first six months of 2006.  Investing activities included changes in our marketable securities that have quality characteristics similar to cash equivalents, except their maturities when we acquire them are longer than three months. The cash flow statement included the purchase of $48.6 million of intermediate term marketable securities, primarily interest-bearing government obligations and commercial paper, offset by net proceeds from the maturity and sales of marketable securities of $7.7 million. Also included in cash flow from investing was the purchase of $12.1 million of property, equipment, and acquired source code due to continued investment in our business and infrastructure.

Our financing activities used $36.8 million of cash in the first six months of 2006.  This was principally due to the repurchase of $2.0 million shares of our common stock in the open market at an aggregate cost of $41.8 million. The previous stock repurchase plan expired in July 2006 and we are currently considering a replacement program.  Since the inception of the stock repurchase programs, we have purchased 9.1 million shares at an average cost of $18.30 per share for a total cash outlay of approximately $166.1 million.  Also, in the first six months of 2006, the exercise of stock options by our employees generated funds of approximately $4.5 million.

At June 30, 2006, we had $219.8 million of cash and cash equivalents. An additional $9.2 million of cash equivalents and marketable securities are pledged as collateral for stand-by letters of credit related to the operating leases of our facilities and are shown on the balance sheet as restricted marketable securities and cash equivalents. We believe that such cash and cash equivalents and marketable securities will be sufficient to meet our working capital needs and capital expenditures for the foreseeable future. Furthermore, we are not aware of any trends, events, or uncertainties that are reasonably likely to result in any significant change to our liquidity.

From time to time, we evaluate possible acquisition and investment opportunities in businesses, products or technologies that are complementary to ours. In the event we determine to pursue such opportunities, we may use our available cash and cash equivalents, marketable securities and take on debt for this purpose.

Off-Balance Sheet Arrangements

Payments for certain operating leases for our office space are secured by collateralized standby letters of credit totaling $7.9 million at June 30, 2006. These standby letters of credit guarantee payments on certain lease obligations and are renewed annually unless cancelled by either party. The lease obligations have terms that expire at various dates through 2013.  The beneficiary of the standby letters of credit can draw on the letters of credit if we default on the related lease obligation.  Each standby letter of credit is collateralized by securities. At June 30, 2006, $9.2 million of cash and marketable securities are pledged as collateral and are shown on the balance sheet as restricted cash and marketable securities.

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

The Company’s operating results are affected by changes in exchange rates between the U.S. Dollar and the Euro and the Japanese Yen. When the U.S. Dollar strengthens against these foreign currencies, the value of our reporting currency revenues decreases. When the U.S. Dollar weakens, the value of our reporting currency revenues increases.  Since much of our international operating expenses are also incurred in local currencies, which is the foreign subsidiaries functional currency, the impact of exchange rates on net income or loss is relatively less than the impact on revenue. Although our operating and pricing strategies take into account changes in exchange rates over time, our results of operations may be affected significantly in the short term by fluctuations in foreign currency exchange rates. A fluctuation of 10% in the average exchange rates of the Euros and Japanese Yen relative to the US dollar for the three and six months ending June 30, 2006 and 2005 would have resulted in increases or decreases in operating income of approximately $1.4 million, $2.7 million in 2006, respectively, and $1.3 million and $2.6 million in 2005, respectively, from the reported operating income.

During the three and six month periods ended June 30, 2006, the Company recorded a net foreign exchange gains of $364,000 and $341,000. The nature and extent of the foreign currency risk faced by the Company depends on many factors that cannot be accurately predicted. These factors include significant changes in foreign currency market conditions, the Company’s inability to match foreign currency denominated revenues with costs denominated in the same currency, and changes in the amount or mix of revenues denominated in various foreign currencies. As a result of material unforeseen changes in these factors, the Company’s foreign currency risk could have a greater impact on the Company’s results of operations in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

ISS maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in ISS’ Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to ISS’ management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of ISS’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, ISS’ disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in ISS’ internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, such controls.

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

•       the volume and timing of orders and deliveries, including seasonal trends in customer purchasing;

•       our ability to develop and timely introduce new and enhanced product and managed service offerings;

•       new regulations requiring changes to products and the availability of compliant products in a timely manner;

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

ISS has historically used significant amounts of cash in share repurchase programs to repurchase outstanding shares of our common stock. Repurchase programs generally use a significant portion of cash reserves. Use of cash in this manner could limit our future flexibility to complete acquisitions of businesses or technology or other transactions.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company of its common stock during the three months ended June 30, 2006.  All such purchases were made in open-market transactions pursuant to a repurchase plan publicly announced on July 27, 2005.  Under this repurchase plan, the Company was authorized by the Board to repurchase up to $100 million of its outstanding common stock over the 12 months ending July 19, 2006.  This plan has now terminated and no further purchases can be made under it or any of the previous repurchases plans.  We are currently considering a replacement program.  Through June 30, 2006, the Company had purchased approximately 9.1 million shares at an aggregate cost of approximately $166.1 million under the current and prior repurchase plans.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average Price	As Part of Publicly	That May Yet Be
	of Shares	Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs
4/1/06-4/30/06	20,000	$22.55	20,000	$54,318,000
5/1/06-5/31/06	797,000	$21.05	797,000	$37,541,000
6/1/06-6/30/06	546,000	$19.91	546,000	$26,670,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Internet Security Systems, Inc. was held on Friday, May 26, 2006.

The following three directors were elected to serve a three-year term ending in the year 2008: (a) Thomas E. Noonan, 42,081,047 votes for and 745,350 votes withheld, (b) Sam Nunn, 41,255,250 votes for and 1,571,152 votes withheld, and (c) David N. Strohm, 39,540,250 votes for and 3,286,147 votes withheld. Directors continuing in office are Robert E. Davoli, Christopher W. Klaus, Richard S. Bodman, and Kevin J. O’Connor.

Item 5. Other Information

None.

Item 6. Exhibits

11**	—	Computation of Per Share Earnings
31.1*	—	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification Pursuant to 18 U.S.C. Section 1350. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INTERNET SECURITY SYSTEMS, INC.
(Registrant)

Date: August 4, 2006	By	/s/ Raghavan Rajaji
Senior Vice President Finance and Administration
and Chief Financial Officer (on behalf of registrant
and as principal financial officer)